Form 10-K
period 2025-12-31
Abony Acquisition Corp. I
filed 2026-03-27
CIK 2099906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission File Number: 001-43133

ABONY ACQUISITION CORP. I

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	41-2452803
(Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1700 S Lamar Blvd, Suite #338 Austin, Texas	78704
(Address of principal executive offices)	(Zip Code)

(512) 553-1770

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol(s)	Name of Each Exchange on Which Registered
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	AACOU	The Nasdaq Stock Market, LLC
Class A Ordinary Share, par value $0.0001 per share	AACO	The Nasdaq Stock Market, LLC
Redeemable Warrants, each whole warrant exercisable for one Class A ordinary share at $11.50 per share	AACOW	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

As of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), there was no established public market for the registrant’s shares. Accordingly, there was no market value for the registrant’s common stock on such date.

As of March 27, 2026 there were 23,695,000 Class A ordinary shares issued and outstanding, all of which are included in the Units, and 7,666,667 Class B ordinary shares issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

●	“amended and restated memorandum and articles of association” are to the amended and restated memorandum and articles of association that the company has adopted;

●	“board of directors” are to the board of directors of the company;

●	“BTIG” are to BTIG, LLC, the representative of the underwriters in our initial public offering;

●	“Class A ordinary shares” are to our Class A ordinary shares of par value $0.0001 per share in the share capital of the company;

●	“Class B ordinary shares” are to our Class B ordinary shares of par value $0.0001 per share in the share capital of the company;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands, as the same may be amended from time to time;

●	“completion window” means (i) the period ending on the date that is 24 months from the closing of the initial public offering, or such earlier liquidation date as our board of directors may approve, in which we must complete an initial business combination or (ii) such other time period in which we must complete an initial business combination pursuant to an amendment to our amended and restated memorandum and articles of association (in which case our public shareholders will be offered an opportunity to redeem their public shares in connection with any such amendment);

●	“directors” are to our current directors;

●	“excise tax” are to the U.S. federal excise tax on stock repurchases under Section 3401 of the U.S. Internal Revenue Code of 1986, as amended, enacted by the Inflation Reduction Act of 2022;

●	“founder shares” are to our Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering, which will automatically convert into Class A ordinary shares immediately prior to, concurrently with or immediately following the consummation of our initial business combination or earlier at the option of the holder;

●	“initial public offering” or “IPO” are to our initial public offering;

●	“Investment Company Act” is to the Investment Company Act of 1940, as amended;

●	“management” or our “management team” are to our officers and directors;

●	“non-managing sponsor investors” are to certain accredited investors (none of which are affiliated with any member of our management, other members of our sponsor or any other investor) that purchased (i) units in our initial public offering at the offering price and (ii) indirectly, through the purchase of non-managing sponsor membership interests, an aggregate of 415,000 of the 465,000 private placement units being purchased by our sponsor at a price of $10.00 per unit ($4,150,000 in the aggregate); and the sponsor issued membership interests at a nominal purchase price ($0.003) to the non-managing sponsor investors at the closing of our initial public offering reflecting interests in an aggregate of 3,320,000 founder shares by the sponsor, and none of the non-managing sponsor investors purchased more than 9.9% of the units to be sold in the initial public offering;

●	“ordinary resolution” is to a resolution of the company passed by a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of the company, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“private placement” are to the private placement to our sponsor and BTIG of an aggregate of 695,000 private placement units at a price of $10.00 per placement unit, for an aggregate purchase price of $6,950,000, which occurred simultaneously with the completion of our initial public offering;

●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public shareholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and member of our management team’s status as a “public shareholder” shall only exist with respect to such public shares;

●	“public warrants” or “warrants” are to our redeemable warrants sold as part of the units in our initial public offering, each whole warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment;

●	“registration statement” refers to our Registration Statement on Form S-1, as amended, filed with the SEC on January 28, 2026;

●	“sponsor” are to Abony Sponsor I LLC, a Delaware limited liability company;

●	“underwriters” are to the underwriters of our initial public offering, for which BTIG is acting as representative;

●	“units” are to each unit sold in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) consisting of one Class A ordinary share and one-third of one warrant;

●	“U.S. Holder” is to a beneficial owner of units, Class A ordinary shares or warrants who or that is, for United States federal income tax purposes: an individual citizen or resident of the United States; a corporation (or other entity treated as a corporation for United States federal income tax purposes) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia; an estate the income of which is subject to United States federal income taxation regardless of its source; or a trust if (A) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or (B) it has in effect a valid election to be treated as a U.S. person; and

●	“we,” “us,” “company” or “our company” are to Abony Acquisition Corp. I, a Cayman Islands exempted company.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in the Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements in this Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the adverse impacts of certain events (such as terrorist attacks, natural disasters or a significant outbreak of infectious diseases) on our ability to consummate an initial business combination;;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our initial public offering.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

In addition, statements that contain “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Report. Although we believe that this information provides a reasonable basis for these statements, this information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

Part I

Item 1. Business

General

We are a blank check company incorporated on November 13, 2025 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination. While we may pursue an initial business combination target in any industry or geographic region, we intend to focus on companies that have an aggregate enterprise value of approximately $750 million to $1.5 billion or more, that complement our management team’s background in defense technology, advanced computing, software and media industry sectors. We believe that the operational, investment and capital markets experience of our management team will make us an attractive partner to potential target businesses, enhance our ability to complete a successful business combination, and bring value to the target post-business combination.

The registration statement for the Company’s initial public offering was declared effective on January 30, 2026. On February 20, 2026, we completed our initial public offering, which consisted of 23,000,000 units each comprising one Class A Share and one-third of one whole public warrant to purchase one Class A Share, including the exercise in full by the underwriter of an option to purchase up to 3,000,000 units at the offering price to cover over-allotments. The units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000. Also, on February 20, 2026, simultaneously with the consummation of our initial public offering, we completed the private sale of an aggregate of 695,000 units to our sponsor and BTIG at a purchase price of $10.00 per private placement unit, generating gross proceeds to the Company of $6,950,000. Of those 695,000 private placement units, the sponsor purchased 465,000 private placement units and BTIG 230,000 private placement units. A total of $230,000,000 of the proceeds from the initial public offering and the private placement, which amount includes $8,050,000 of the underwriters’ deferred commission, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

Our sponsor is Abony Sponsor I LLC. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the sale of the private placement units, our equity, debt or a combination of cash, equity and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Business Strategy

We believe that there are a range of target businesses that could benefit from our industry knowledge, relationships, capital and public vehicle. Our strategy is to capitalize on the significant experience, network and reach of our management team, along with our directors, to identify and complete our initial business combination with a target business that we believe will create shareholder value in the public markets. We intend to identify and contact potential target businesses and start to evaluate and pursue a possible business combination. In addition, we will communicate the parameters of our search to our network of relationships and transaction sources to help us identify potential target businesses. We plan to leverage our team’s collective experience and capital markets expertise to successfully complete a business combination, and then continue to support the combined company with our industry relationships, operational and capital markets expertise, and capital resources.

Our Management Team

Our team is led by Lorne Abony and Leo Kofman, who collectively bring significant operating, investment, and special purpose acquisition company (“SPAC”) experience.

Lorne Abony, our Chief Executive Officer and a member of our board of directors, is an experienced serial entrepreneur, executive, board member and investor who has served as Chief Executive Officer of three public companies and has extensive SPAC experience as an investor in numerous SPAC sponsors as well as SPAC acquisition target companies.

Leo Kofman, our Chief Financial Officer and Chief Operating Officer, has advised on numerous other SPAC transactions as an investment banker focused structuring and financing SPAC business combinations with target companies.

We believe that our management team and board are well positioned to identify and execute attractive business combination opportunities.

Our Competitive Strengths

We believe our management team is uniquely positioned to identify and execute a successful business combination in our target sectors for the following reasons:

●	Extensive Experience Scaling Public Companies: Through Mr. Abony’s experience as a three-time public company Chief Executive Officer, he has a proven track record of scaling public companies through the successful execution of organic growth initiatives and strategic acquisitions. We believe our team’s breadth of expertise will allow us to provide our potential business combination targets with operational guidance and support to enhance growth and value creation in the public markets, as well as strategic planning, investor communications and governance as a public company.

●	Deep Capital Markets Expertise: Over the course of his career, Mr. Abony has raised over $10 billion in capital through public and private debt and equity markets for companies in which he was an executive, board member or investor. During his investment banking career, Mr. Kofman has advised on over $10 billion in capital raises in public and private equity and credit markets, including over $1.5 billion in private investment in public equity capital raises in support of special purpose acquisition company business combinations. We believe that our team’s capital markets expertise and extensive investor relationships will be of significant benefit as we evaluate financing alternatives for potential initial business combination candidates, as well as post-business combination.

●	Significant Prior SPAC Experience: Mr. Abony has been an investor in numerous SPAC sponsors that have successfully completed business combinations, and also has been an investor and held Board advisory roles at companies that have engaged with SPAC counterparties with respect to potential business combinations. Mr. Kofman has advised on numerous SPAC transactions as an investment banker, and has extensive experience in structuring SPAC business combinations and raising capital to support SPAC acquisitions. We believe that our team’s prior experience as SPAC sponsor investors, involvement with SPAC transaction counterparties, as well as SPAC advisory and financing, will help position us as a credible partner for potential business combination targets. Mr. Abony has been an investor in numerous SPAC sponsors that have successfully completed business combinations, and also has been an investor and held Board advisory roles at companies that have engaged with SPAC counterparties with respect to potential business combinations. Since June 2025, Mr. Abony has served as the Chairman of the M&A Committee of the Board of Einride AB, a Swedish technology company that develops and operates digital, electric and autonomous freight solutions. In November 2025, Einride AB and Legato Merger Corp. III, a special purpose acquisition company, announced that they entered into a definitive business combination agreement for a proposed business combination that would result in Einride AB becoming an NYSE-listed public company. Mr. Kofman has advised on numerous SPAC transactions as an investment banker, and has extensive experience in structuring SPAC business combinations and raising capital to support SPAC acquisitions. We believe that our team’s prior experience as SPAC sponsor investors, involvement with SPAC transaction counterparties, as well as SPAC advisory and financing, will help position us as a credible partner for potential business combination targets.

●	Extensive Strategic Sourcing Network: Over the course of their careers, our management team has developed an extensive network of relationships with founders, management teams, asset managers, private equity and corporate business owners which we believe will provide us with an important source of initial business combination opportunities. For example, Mr. Abony, currently serves as the managing partner of Texas Venture Partners, a venture capital firm based in Austin, Texas, which invests in innovative startups in the defense technology sector. Although the potential targets that we intend to pursue will not overlap with the investment criteria of Texas Venture Partners from an enterprise value and investment size standpoint, Mr. Abony’s established sourcing network with corporate boards, management teams and shareholders will complement our ability identify and transact with an attractive business combination target. We believe our management team’s backgrounds provide us with the ability to source transactions and identify target businesses that can thrive as publicly traded companies. We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including family offices, investment market participants, private equity groups, investment banks, consultants, accounting firms and large business enterprises. However, we have not identified any specific sources, including private equity firms, with which we intend to collaborate.

Acquisition Criteria

We have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We intend to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

●	Experienced Management Team. We will prioritize businesses with experienced and capable management teams that have a track record of success. We anticipate that our own officers and directors will complement, not replace, the skills of the target company’s management team.

●	Strong Market Position. We will seek to acquire businesses that have strong market positions and competitive advantages in their sectors.

●	Attractive Growth Potential. We will focus on businesses with significant growth potential, with both organic opportunities and through complementary strategic acquisitions.

●	Strong Public Comparables. We intend to focus on businesses where strong public comparables exist. The existence of public companies which operate in similar industry sectors or have similar operating metrics to a potential target business will be important in helping to establish that the valuation of our initial business combination is attractive relative to such public companies.

●	Benefit from Being a Public Company. We will focus on businesses that will benefit from being publicly traded and can effectively utilize the broader access to capital and the public profile associated with being a publicly traded company.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into a business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the SEC. In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, as well as reviewing financial and other information which will be made available to us.

Acquisition Process

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information about the target and its industry which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds available for us to use to complete another business combination.

Our ability to identify and evaluate a target company may be impacted by significant competition among other special purpose acquisition companies in pursuing a business combination transaction candidate and the significant competition may impact the attractiveness of the acquisition terms that we will be able to negotiate.

Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our initial public offering. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement, the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) without a shareholder vote by means of a tender offer. If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law and our amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. In such case, our sponsor, officers and directors have agreed to vote their founder shares, private placement shares and any public shares purchased during or after our initial public offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction) in favor of our initial business combination. As a result, in addition to our sponsor’s founder shares and private placement shares, we would need 7,319,167, or approximately 31.82%, of the 23,000,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved, assuming all outstanding shares are voted, the underwriters’ private placement shares are voted in favor of the initial business combination, and the parties to the letter agreement do not acquire any Class A ordinary shares. Assuming that only the holders of one third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association, vote their shares at a general meeting of the company, we would not need any of the 23,000,000 public shares sold in our initial public offering in addition to our founder shares and private placement shares to be voted in favor of an initial business combination in order to approve an initial business combination. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement.

We have until the date that is 24 months from the closing of our initial public offering or until such earlier liquidation date as our board of directors may approve, to consummate our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such 24-month period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. Subject to shareholder approval, there are no limitations as to the duration of an extension or the number of times the completion window may be extended by shareholders via an amendment to our amended and restated memorandum and articles of association. If we seek shareholder approval for an extension, holders of public shares will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (less taxes payable (excluding any excise tax, or similar tax, imposed on us)), divided by the number of then issued and outstanding public shares, subject to applicable law. Our public shareholders will have the right to redeem their shares regardless of whether they abstain, vote for, or vote against an extension.

If we are unable to complete our initial business combination within 24 months from the closing of our initial public offering and do not hold a shareholder vote to amend our amended and restated memorandum and articles of association to extend the amount of time we will have to consummate an initial business combination, or by such earlier liquidation date as our board of directors may approve, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (less taxes payable (excluding any excise tax, or similar tax, imposed on us) and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then issued and outstanding public shares, subject to applicable law as further described herein. We expect the pro rata redemption price to be approximately $10.00 per public share, without taking into account any interest or other income earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors, which may take priority over the claims of our public shareholders.

If we do not complete our initial business combination within the completion window, while we do not currently intend to seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the amount of time we will have to consummate an initial business combination, we may elect to do so in the future. There is no limit on the number of extensions that we may seek; however, we do not expect to extend the time period to consummate our initial business combination beyond 36 months from the closing of our initial public offering. If we determine not to or are unable to extend the time period to consummate our initial business combination or fail to obtain shareholder approval to extend the completion window, our sponsor’s investment in our founder shares and our private placement units (and the securities comprising such units) will be worthless.

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account). Our board of directors will make the determination as to the fair market value of our initial business combination. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, non-managing sponsor investors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors or non-managing sponsor investors. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor (including its members), officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Members of our management team and our independent directors will directly or indirectly own founder shares and/or private placement units following our initial public offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. The low price that our sponsor, officers and directors (directly or indirectly) paid for the founder shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. If we are unable to complete our initial business combination within the completion window, or by such earlier liquidation date as our board of directors may approve, the founder shares and private placement units (and the securities comprising such units) may be worthless, except to the extent they receive liquidating distributions from assets outside the trust account, which could create an incentive for our sponsor, officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. If these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. Our amended and restated memorandum and articles of association will provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

In addition, our sponsor, officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target.

Our sponsor, officers and directors may pursue business combinations for special purpose acquisition companies that they have sponsored in any order, which could result in its more recent special purpose acquisition companies completing business combinations prior to its special purpose acquisition companies that were launched earlier. There are no contractual obligations governing the allocation of opportunities among the various special purpose acquisition companies. Any determination as to which special purpose acquisition companies will pursue a particular acquisition target will be made based on the circumstances of the particular situation, including but not limited to the relative sizes of the special purpose acquisition companies compared to the sizes of the targets, the need or desire for additional financings and the relevant experience of the directors and officers involved with a particular special purpose acquisition companies. Any such special purpose acquisition company may present additional conflicts of interest in pursuing an acquisition target, particularly if there is overlap among investment mandates and the board and management teams. Although we have no formal policy in place for vetting potential conflicts of interest, our board of directors will review any potential conflicts of interest on a case-by-case basis.

Additional Financing

We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the private placement units, our equity, debt or a combination of these as the consideration to be paid in our initial business combination. Generally, the issuance of additional shares in a business combination:

●	may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded to Class A ordinary shares;

●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, the post-business combination company’s ability to use its net operating loss carry forwards, if any, and could result in the resignation or removal of officers and directors;

●	may have the effect of delaying or preventing a change of control of the post-business combination company by diluting the share ownership or voting rights of a person seeking to obtain control of the post-business combination company; and

●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants.

We may issue shares to investors in private placement transactions (so-called PIPE transactions) in order to complete an initial business combination and provide sufficient liquidity and capital to the post-business combination entity. As of the date of this Report, we have no commitments to issue any shares in connection with such a transaction. The price of the shares so issued in connection with an initial business combination may be less, and potentially significantly less, than $10.00 per share or the market price for our shares at such time. Any such issuances of equity securities at a price that is less than $10.00 or the prevailing market price of our shares at that time could be structured to ensure a return on investment to the investors and could dilute the interests of our existing shareholders in a manner that would not ordinarily occur in a traditional initial public offering and could result in both a reduction in the trading price of our shares to the price at which we issue such equity securities and fluctuations in the net tangible book value per share of the combined company’s securities following the completion of our initial business combination. We may also provide price protection or other incentives, or issue convertible securities such as preferred equity or convertible debt, and the exercise or conversion price of those securities may be fixed or adjustable, and may be less, and potentially significantly less, than $10.00 per share or the market price for our shares at such time. Such issuances could also result in additional transaction costs related to our initial business combination compared to a traditional initial public offering, including the placement fees associated with the engagement of a placement agent in connection with PIPE transactions.

Although we have no commitments as of the date of this Report to issue any notes or other debt, or to otherwise incur debt, we may choose to pursue a business combination in connection with which we incur substantial debt. No issuance of debt will affect the per share amount available for redemption from the trust account. However, if we issue debt securities or otherwise incur significant debt to banks or other lenders or the owners of a target, it could result in:

●	default and foreclosure on the assets of the post-business combination company if its operating revenues are insufficient to repay its debt obligations;

●	acceleration of the post-business combination company’s obligations to repay such indebtedness, even if it makes all principal and interest payments when due, if it breaches certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	the post-business combination company’s immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	the post-business combination company’s inability to obtain necessary additional financing if the debt security contains covenants restricting its ability to obtain such financing while the debt security is outstanding;

●	using a substantial portion of the post-business combination company’s cash flow to pay principal and interest on its debt, which will reduce the funds available for expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on the post-business combination company’s flexibility in planning for and reacting to changes in its business and in the industry in which it operates; and

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and limitations on the post-business combination company’s ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of its strategy and other purposes and other disadvantages compared to its competitors who have less debt.

Sources of Potential Business Combination Targets

We believe our management team’s significant operating and transaction experience and relationships will provide us with a substantial number of potential initial business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, the reputation of our management team and advisors for integrity and fair dealing with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

This network has provided our management team with a flow of referrals that has resulted in numerous transactions which were proprietary or where a limited group of investors were invited to participate in the sale process. We believe that the network of contacts and relationships of our management team will provide us important sources of investment opportunities. In addition, we anticipate that target business combination candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, non-managing sponsor investors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors or non-managing sponsor investors. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor (including its members), officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Members of our management team and our independent directors will directly or indirectly own founder shares and/or private placement units following our initial public offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. If these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. Our amended and restated memorandum and articles of association will provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

In addition, our sponsor, officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target.

Our sponsor, officers and directors may pursue business combinations for special purpose acquisition companies that they have sponsored in any order, which could result in its more recent special purpose acquisition companies completing business combinations prior to its special purpose acquisition companies that were launched earlier. There are no contractual obligations governing the allocation of opportunities among the various special purpose acquisition companies. Any determination as to which special purpose acquisition companies will pursue a particular acquisition target will be made based on the circumstances of the particular situation, including but not limited to the relative sizes of the special purpose acquisition companies compared to the sizes of the targets, the need or desire for additional financings and the relevant experience of the directors and officers involved with a particular special purpose acquisition companies. Any such special purpose acquisition company may present additional conflicts of interest in pursuing an acquisition target, particularly if there is overlap among investment mandates and the board and management teams. Although we have no formal policy in place for vetting potential conflicts of interest, our board of directors will review any potential conflicts of interest on a case-by-case basis.

Trust Account

Nasdaq rules provide that at least 90% of the gross proceeds from the initial public offering and the sale of the private placement units be deposited in a trust account. Of the net proceeds we received from the initial public offering and the sale of the private placement units described in this Report, $230,000,000 ($10.00 per unit in either case) has been placed in a U.S. based trust account with Continental Stock Transfer & Trust Company acting as trustee, and initially be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the trust account, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account at a bank. The proceeds to be placed in the trust account include up to $8,050,000 in deferred underwriting commissions.

Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our taxes, if any (excluding any excise tax, or similar tax, imposed on us), the proceeds from the initial public offering and the sale of the private placement units will not be released from the trust account until the earliest of (i) the completion of our initial business combination, (ii) the redemption of our public shares if we are unable to complete our initial business combination within the completion window, subject to applicable law, or (iii) the redemption of our public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. The proceeds deposited in the trust account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public shareholders.

We have until the date that is 24 months from the closing of the initial public offering or until such earlier liquidation date as our board of directors may approve, to consummate our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such 24-month period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. Subject to shareholder approval, there are no limitations as to the duration of an extension or the number of times the completion window may be extended by shareholders via an amendment to our amended and restated memorandum and articles of association. If we seek shareholder approval for an extension, holders of public shares will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (less taxes payable (excluding any excise tax, or similar tax, imposed on us)), divided by the number of then issued and outstanding public shares, subject to applicable law. Our public shareholders will have the right to redeem their shares regardless of whether they abstain, vote for, or vote against an extension.

If we are unable to complete our initial business combination within 24 months from the closing of the initial public offering, or by such earlier liquidation date as our board of directors may approve, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (less taxes payable (excluding any excise tax, or similar tax, imposed on us) and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then issued and outstanding public shares, subject to applicable law as further described herein.

If we do not complete our initial business combination within the completion window, while we do not currently intend to seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the amount of time we will have to consummate an initial business combination, we may elect to do so in the future. There is no limit on the number of extensions that we may seek; however, we do not expect to extend the time period to consummate our initial business combination beyond 36 months from the closing of the initial public offering. If we determine not to or are unable to extend the time period to consummate our initial business combination or fail to obtain shareholder approval to extend the completion window, our sponsor’s investment in our founder shares and our private placement units (and the securities comprising such units) will be worthless.

Redemption Rights

We will provide our public shareholders with the opportunity to redeem, regardless of whether they abstain, vote for, or vote against, our initial business combination, all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of our initial business combination, including interest earned on the funds held in the trust account (less taxes payable (excluding any excise tax, or similar tax, imposed on us)), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein.

The amount in the trust account is $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and any public shares they may acquire after the initial public offering in connection with the completion of our initial business combination. The non-managing sponsor investors are not required to (i) hold any units, Class A ordinary shares or public warrants purchased in the initial public offering or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The non-managing sponsor investors will have the same rights to the funds held in the trust account with respect to the Class A ordinary shares comprising part of the units they purchased in our initial public offering as the rights afforded to our other public shareholders. However, the non-managing sponsor investors will potentially have different interests than our other public shareholders in approving our initial business combination and otherwise exercising their rights as public shareholders because of their indirect ownership of founder shares as further discussed in the registration statement related to the initial public offering.

Liquidation if No Business Combination

Our amended and restated memorandum and articles of association provide that we have only the completion window to complete our initial business combination. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes (excluding any excise tax, or similar tax, imposed on us) and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the completion window.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares and private placement shares held by them if we fail to complete our initial business combination within the completion window, although they will be entitled to liquidating distributions from assets outside the trust account. However, if our sponsor or management team acquire public shares after the initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the completion window. The underwriters have agreed to waive their rights to their deferred underwriting commissions held in the trust account in the event we do not complete our initial business combination within the completion window and, in such event, such amounts will be included with the funds held in the trust account that will be available to fund the redemption of our public shares.

Our sponsor, officers and directors have agreed, pursuant to a letter agreement, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, in each case unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable (excluding any excise tax, or similar tax, imposed on us)), divided by the number of then outstanding public shares. For example, our board of directors may propose such an amendment if it determines that additional time is necessary to complete our initial business combination. In such event, we will conduct a proxy solicitation and distribute proxy materials pursuant to Regulation 14A of the Exchange Act seeking shareholder approval of such proposal, and in connection therewith, provide our public shareholders with the redemption rights described above upon shareholder approval of such amendment.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering , (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equaled or exceeded $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equaled or exceeded $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

In addition, after completion of our initial public offering and prior to the consummation of a business combination, only holders of our Class B ordinary shares will have the right to vote on the appointment or removal of directors. As a result, Nasdaq will consider us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. We currently do not intend to rely on the “controlled company” exemption, but may do so in the future. Accordingly, if we choose to do so, you will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Corporate Information

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividends or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

Employees

We currently have two officers, Lorne Abony and Leo Kofman. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. We do not intend to have any full-time employees prior to the consummation of a business combination.

Additional Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. In addition, we will provide copies of these documents without charge upon request from us in writing at 1700 S Lamar Blvd, Suite #338, Austin, Texas or by telephone at (512) 553-1770.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the material risks described below, which we believe represent the material risks related to our securities, together with the other information contained in this Report, before making a decision to invest in our securities. This Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

Risks Relating our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, (i) holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination and (ii) if the non-managing sponsor investors vote in favor of an initial business combination, we may not need any public shares sold to other investors to be voted in favor of the initial business combination.

We may choose not to hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange listing requirements. In such case, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, (i) the holders of our founder shares will participate in the vote on such approval and, accordingly, we may complete our initial business combination even if holders of a majority of our ordinary shares do not approve of the business combination we complete and (ii) if the non-managing sponsor investors vote in favor of an initial business combination, we may not need any public shares sold to other investors to be voted in favor of the initial business combination.

If we seek shareholder approval of our initial business combination, our sponsor and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our sponsor owns 25% of our outstanding ordinary shares (not including the Class A ordinary shares comprising part of the private placement units and the Class A ordinary shares underlying the private placement warrants). Our sponsor and management team may also from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law and our amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. As a result, in addition to our sponsor’s founder shares and private placement shares, we would need 7,319,167, or approximately 31.82%, of the 23,000,000 public shares outstanding to be voted in favor of an initial business combination in order to have our initial business combination approved, assuming all outstanding shares are voted, the underwriters’ private placement shares are voted in favor of the initial business combination, and the parties to the letter agreement do not acquire any Class A ordinary shares. Assuming that only the holders of one third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association, vote their ordinary shares at a general meeting of the company, we would not need any of the 23,000,000 public shares in addition to our founder shares and private placement shares to be voted in favor of an initial business combination in order to approve an initial business combination. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and management team to vote in favor of our initial business combination will increase the likelihood that an ordinary resolution will be passed, being the requisite shareholder approval for such initial business combination.

Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to effect your investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commissions and after such redemptions, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. A portion of the deferred underwriting commissions payable to the underwriters will be based on the percentage of public shares outstanding immediately prior to the consummation of our initial business combination, net of public shares submitted for redemption and net of any public shares held by public shareholders that have entered into forward purchase agreements or other arrangements whereby we have a contractual obligation to repurchase such shares after the closing of the initial business combination, and will be released to the underwriters only upon the completion of an initial business combination. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay and the payment of the corresponding deferred underwriting commissions. Consequently, if accepting all properly submitted redemption requests would not allow us to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares and the amount of deferred underwriting compensation may not allow us to complete the most desirable business combination or optimize our capital structure, and may substantially dilute your investment in us.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our initial business combination. In addition, a portion of the deferred underwriting commissions payable to the underwriters will be based on the percentage of public shares outstanding immediately prior to the consummation of our initial business combination, net of public shares submitted for redemption and net of any public shares held by public shareholders that have entered into forward purchase agreements or other arrangements whereby we have a contractual obligation to repurchase such shares after the closing of the initial business combination, and will be released to the underwriters only upon the completion of an initial business combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commissions and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the corresponding deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. As a result, our obligations to redeem public shares for which redemption is requested and to pay the deferred underwriting commissions may not allow us to complete the most desirable business combination or optimize our capital structure.

In addition, raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provisions of the Class B ordinary shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure and may result in substantial dilution from your purchase of our Class A ordinary shares. The effect of this dilution will be greater for shareholders who do not redeem. The amount of the deferred underwriting compensation payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination, which may further dilute your investment. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting compensation and after such redemptions, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting compensation. We may not be able to generate sufficient value from the completion of our initial business combination in order to overcome the dilutive impact of these and other factors, and, accordingly, you may incur a net loss on your investment.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within the completion window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within the completion window. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation. The length of time it may take us to complete our diligence and negotiate a business combination may reduce the amount of time available for us to ultimately complete an initial business combination should such diligence or negotiations not lead to a consummated initial business combination.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us, which may include acting as M&A advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after our initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us, including, for example, identifying potential targets, providing M&A advisory services, acting as a placement agent in a private offering or arranging debt financing transactions. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation; provided that no agreement will be entered into with any of the underwriters or their respective affiliates and no fees or other compensation for such services will be paid to any of the underwriters or their respective affiliates prior to the date that is 60 days from the effective date of our registration statement, unless such payment would not be deemed underwriters’ compensation in connection with our initial public offering.

The underwriters are also entitled to receive deferred underwriting commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination. The underwriters are under no obligation to provide any further services to us in order to receive all or any part of the deferred underwriting commissions.

We may not be able to complete our initial business combination within the completion window, in which case we would redeem our public shares.

We may not be able to find a suitable target business and complete our initial business combination within the completion window. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes (excluding any excise tax, or similar tax, imposed on us) and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.00 per share, or possibly less, and our warrants will expire without value to the holder. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares.

We may decide not to extend the term we have to consummate our initial business combination, in which case we would redeem our public shares, and the warrants may be worthless.

We have until the date that is 24 months from the closing of our initial public offering or until such earlier liquidation date as our board of directors may approve, to consummate our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. However, we may decide not to seek to extend the date by which we must consummate our initial business combination. If we do not seek to extend the date by which we must consummate our initial business combination, and we are unable to consummate our initial business combination within the applicable time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes (excluding any excise tax, or similar tax, imposed on us) and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants may be worthless.

If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors and their respective affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors and their respective affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors and their respective affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by sponsor, directors, officers, advisors and their respective affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, officers, advisors and their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions.

The purpose of any such transactions could be to (1) reduce the number of public warrants outstanding and/or increase the likelihood of approval on any matters submitted to the public warrant holders for approval in connection with our initial business combination or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our sponsor, directors, officers, advisors and their respective affiliates were to purchase public shares or warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, directors, officers, advisors and their respective affiliates may purchase public shares or warrants from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our sponsor, directors, officers, advisors and their respective affiliates were to purchase public shares or warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, directors, officers, advisors and their respective affiliates would not be voted in favor of approving the business combination transaction;

●	our sponsor, directors, officers, advisors and their respective affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

●	the amount of our securities purchased outside of the redemption offer by our sponsor, directors, officers, advisors and their respective affiliates, along with the purchase price;

●	the purpose of the purchases by our sponsor, directors, officers, advisors and their respective affiliates;

●	the impact, if any, of the purchases by our sponsor, directors, officers, advisors and their respective affiliates on the likelihood that the business combination transaction will be approved;

●	the identities of our security holders who sold to our sponsor, directors, officers, advisors and their respective affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, directors, officers, advisors and their respective affiliates; and

●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy materials or tender offer documents, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

You will not be entitled to protections normally afforded to investors of other blank check companies subject to Rule 419 of the Securities Act.

Since the net proceeds of our initial public offering and the sale of the private placement units are intended to be used to complete one or more initial business combinations with a target business or businesses that have not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we currently have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units are currently tradable and we have a longer period of time to complete our business combinations than do companies subject to Rule 419.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you may lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

If the net proceeds of our initial public offering and the sale of the private placement units not being held in the trust account are insufficient to allow us to operate for at least the duration of the completion window, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of our initial public offering, only $1,600,000 is available to us initially outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the duration of the completion window; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

In the event that our initial public offering expenses exceed our estimate of $750,000, we may fund such excess with funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. The amount held in the trust account will not be impacted as a result of such increase or decrease. Conversely, in the event that the initial public offering expenses are less than our estimate of $750,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate.

None of our sponsor, officers or directors, or their respective affiliates, is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the private placement units. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, officers or directors, or their respective affiliates, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. WithumSmith+Brown, PC, our independent registered public accounting firm, and the underwriters of our initial public offering did not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for the Company’s independent registered public accounting firm), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable (excluding any excise tax, or similar tax, imposed on us), provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including claims by vendors and prospective target businesses.

If our initial business combination involves a company organized under the laws of the United States (or any subdivision thereof), the excise tax could be imposed on us in connection with any redemptions of our Class A ordinary shares after or in connection with such initial business combination.

The Inflation Reduction Act of 2022 provides for, among other things, the excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022, subject to certain exceptions. If applicable, the amount of excise tax is generally 1% of the aggregate fair market value of any stock repurchased by the corporation during a taxable year, net of the aggregate fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In addition, the U.S. Treasury Department and IRS have released preliminary guidance that would potentially cause a non-U.S. corporation’s U.S. subsidiaries to be subject to the excise tax with respect to any share repurchases made by the non-U.S. corporation under certain circumstances.

As an entity incorporated as a Cayman Islands exempted company, the excise tax is currently not expected to apply to redemptions of our Class A ordinary shares (absent any regulations or other additional guidance that may be issued in the future). However, in connection with an initial business combination involving a company organized under the laws of the United States (or any subdivision thereof), it is possible that we domesticate and continue as a Delaware corporation prior to certain redemptions. Because we expect that, following such a domestication, our securities would continue to trade on Nasdaq, in such a case we could be subject to the excise tax with respect to any subsequent redemptions (including redemptions in connection with the initial business combination) that are treated as repurchases for this purpose. In all cases, whether and to what extent we would be subject to the excise tax will depend on a number of factors, including (i) the structure of the initial business combination, including the extent to which the initial business combination involves a U.S. corporation and the extent to which we issue shares in the initial business combination or otherwise during the same taxable year that are eligible to offset any redemptions or other repurchases, (ii) the fair market value of the shares redeemed and (iii) the extent such redemptions could be treated as dividends and not as repurchases. The applicability of the excise tax to us could be further affected by the content of any regulations, clarifications or other additional guidance from the U.S. Treasury Department that may be issued and applicable to the redemptions.

Any excise tax that becomes payable as a result of any redemptions of our Class A ordinary shares (or other shares into which such Class A ordinary shares may be converted) in connection with our initial business combination or otherwise would be payable by us and not by the redeeming holder. To the extent such taxes are applicable, the amount of cash available to pay redemptions or to transfer to the target business in connection with our initial business combination may be reduced, which could result in our inability to meet conditions in the agreement relating to our initial business combination related to a minimum cash requirement, if any, or otherwise result in the shareholders of the combined company (including any of our shareholders who do not exercise their redemption rights in connection with the initial business combination) to economically bear the impact of such excise tax.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case less taxes payable (excluding any excise tax, or similar tax, imposed on us), and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per public share.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy/insolvency laws as either a “preferential transfer” or a “fraudulent conveyance, preference or disposition.” As a result, a liquidator or a bankruptcy or other court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to us or our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements and numerous complex tax laws. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On January 24, 2024, the SEC adopted a series of new rules relating to SPACs (the “SPAC Rules”) requiring, among other items, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their respective affiliates in both SPAC initial public offerings and de-SPAC transactions; (iii) the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; and (iv) both the SPAC and the target company’s status as co-registrants on de-SPAC registration statements.

In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The de-SPAC transaction involves significant risk of shareholder litigation and regulatory enforcement. Defending against such litigation or enforcement actions, even if they lack merit, can be expensive, time consuming, and a significant distraction of management. Any resulting settlements, fines, or judgements could have a material adverse effect on our financial condition.

Compliance with the SPAC Rules and related guidance may increase the costs of and the time needed to negotiate and complete an initial business combination and may constrain the circumstances under which we could complete an initial business combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

As described in the risk factor above entitled “Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations,” the SEC’s adopting release with respect to the SPAC Rules provided guidance describing the extent to which SPACs could become subject to regulation under the Investment Company Act and the regulations thereunder. Whether a SPAC is an investment company will be a question of facts and circumstances. If our facts and circumstances change over time, we will update our disclosure to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company. We can give no assurance that a claim will not be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, we may have to change our operations, wind down our operations, or register as an investment company under the Investment Company Act. Our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We are mindful of the SEC’s investment company definition and guidance and intend to identify and complete an initial business combination with an operating business, and not with an investment company, or to acquire minority interests in other businesses exceeding the permitted threshold.

We do not believe that our anticipated activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account will initially be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the trust account, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account at a bank.

Pursuant to the trust agreement, the trustee is not permitted to invest in securities or assets other than as described above. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended solely as a temporary depository for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) in a manner that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; or (B) with respect to any other material provisions relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity; or (iii) absent an initial business combination within the completion window, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares.

We are aware of litigation claiming that certain SPACs should be considered to be investment companies. Although we believe that these claims were without merit, we cannot guarantee that we will not be deemed to be an investment company and thus subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our winding down our operations and our liquidation. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless, and our public shareholders would also lose the possibility of an investment opportunity in a target company as well as any potential price appreciation in the combined company following a business combination.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest bearing demand deposit account at a bank until the earlier of the consummation of an initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, we will likely receive less interest on the funds held in the trust account than we would have had the trust account remained as initially invested, such that our public shareholders would receive less upon any redemption or liquidation of the Company than what they would have received had the investments not been liquidated.

The funds to be held in the trust account are initially held only in U.S. government treasury obligations with a maturity of 185 days or less, in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act and in cash or cash like items (including demand deposit accounts) at a bank. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in an interest bearing demand deposit account at a bank until the earlier of the consummation of our initial business combination or our liquidation. Following such liquidation, we will likely receive less interest on the funds held in the trust account than we would earn if the trust account remained invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any (excluding any excise tax, or similar tax, imposed on us), and certain other expenses as permitted. As a result, any decision to liquidate the investments held in the trust account and thereafter to hold all funds in the trust account in an interest-bearing demand deposit at a bank could reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company as compared to what they would have received had the investments not been so liquidated.

Notwithstanding the measures set forth above, we may still be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, the greater the risk that we may be deemed to be an unregistered investment company, in which case we may be required to liquidate. If our facts and circumstances change over time, we will update our disclosure to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company. As disclosed above, we may determine, in our discretion, to liquidate the securities held in the trust account at any time and instead hold all funds in the trust account in an interest bearing demand deposit account or as cash or cash items at a bank, which could further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company as compared to what they would have received had the investments not been so liquidated. Were we to liquidate the Company, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the target company with which we could have consummated an initial business combination. In addition, upon moving the funds from the trust account to a deposit account, we will maintain the cash items in bank accounts which, at times, may exceed federally insured limits as guaranteed by the FDIC. While we intend to place our deposits in high-quality banks, only a small portion of the funds in our trust account will be guaranteed by the FDIC.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by new outbreaks, or continuation of any existing outbreaks, of any infectious disease (such as COVID-19), the status of debt and equity markets and disruption of target business models or potential obsolescence by artificial intelligence.

Any new outbreaks, or continuation of any existing outbreaks, of any infectious disease (such as COVID-19) or other events (such as terrorist attacks, armed conflicts or natural disasters) could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate an initial business combination could be materially and adversely affected. Furthermore, we may be unable to complete an initial business combination if concerns relating to any outbreak of a disease restricts travel or limits the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers. The extent to which any new outbreak or the continuation of any existing situation impacts our search for an initial business combination will depend on future developments, which are highly uncertain and cannot be predicted. The rapid advancement and integration of artificial intelligence and machine learning technologies across various industries could significantly reduce the pool of viable attractive target candidates for our initial business combination. We may acquire a target company whose core business model, products, or services face significant disruption or rapid obsolescence due to advancement in artificial intelligence and machine learning. If any such event occurs, our ability to consummate an initial business combination, or the operations of a target business with which we ultimately consummate an initial business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing, which may be impacted by outside events (such as terrorist attacks, natural disasters or a significant outbreak of infectious diseases), including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Our search for an initial business combination, and any target business with which we may ultimately consummate an initial business combination, may be materially adversely affected by current global geopolitical conditions resulting from the military escalation between the United States and Iran, the ongoing Russia-Ukraine conflict, and other similar geopolitical conflicts.

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the military escalation between the United States and Iran, the ongoing Russia-Ukraine conflict and other similar geopolitical conflicts. Ongoing military escalation between the United States and Iran has heightened risks to critical infrastructure, shipping routes, and energy supplies. Any further deterioration could drive sustained increases in oil prices, disrupt global trade, contribute to macroeconomic instability, and materially height the risk of a global recession. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, or have undertaken or will undertake military strikes in Iran and Southwest Asia, increasing geopolitical tensions among a number of nations. These global geopolitical conditions and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from these geopolitical conditions could reduce the pool of viable attractive target candidates for our initial business combination, adversely affect our search for an initial business combination and any target business with which we may ultimately consummate an initial business combination.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we may ultimately consummate an initial business combination, may be materially adversely affected.

Military or other conflicts in Ukraine, the Middle East and Southwest Asia or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial business combination.

Military or other conflicts in Ukraine, the military escalation between the United States and Iran or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms, or at all.

If we are unable to consummate our initial business combination within the completion window, our public shareholders may be forced to wait beyond 24 months before redemption from our trust account.

If we are unable to consummate our initial business combination within the completion window, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable (excluding any excise tax, or similar tax, imposed on us) and up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the end of the completion window before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of approximately $18,000 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our public shareholders to discuss company affairs with management, and the holders of our Class A ordinary shares will not have the right to vote on the appointment or removal of directors or continuing the company in a jurisdiction outside the Cayman Islands until after the consummation of our initial business combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment or removal of directors or continuing the company in a jurisdiction outside the Cayman Islands until after the consummation of our initial business combination.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Our efforts to identify a prospective initial business combination target will not be limited to a particular industry, sector or geographic region. While we may pursue an initial business combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify and acquire a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors. Our amended and restated memorandum and articles of association prohibits us from effectuating a business combination solely with another blank check company or similar company with nominal operations.

Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. In recent years, a number of target businesses have underperformed financially post-business combination. There are no assurances that the target business with which we consummate our initial business combination will perform as anticipated. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community.

Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. Currently, there are 476,305,000 and 42,333,333 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) immediately prior to, concurrently with or immediately following the consummation of our initial business combination or earlier at the option of the holder, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, except in connection with the conversion of Class B ordinary shares into Class A ordinary shares where the holders of such shares have waived any rights to receive funds from the trust account, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with public shares on any initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

Unlike some other similarly structured special purpose acquisition companies, our sponsor will receive additional Class A ordinary shares if we issue certain shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) immediately prior to, concurrently with or immediately following the consummation of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in our initial public offering and related to or in connection with the closing of the initial business combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of our initial public offering (excluding the Class A ordinary shares comprising part of the private placement units and the Class A ordinary shares underlying the private placement warrants), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination and any private placement-equivalent units issued to our sponsor, officers or directors, or their respective affiliates, upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial business combination and any Class A ordinary shares redeemed by public shareholders in connection with any amendment to our amended and restated memorandum and articles of association made prior to the consummation of the initial business combination (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to the rights of holders of Class A ordinary shares or pre-business combination activity; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

We may issue our shares to investors in connection with our initial business combination at a price which is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or lower, or at a price that approximates the per-share amounts in our trust account at such time. The purpose of such issuances will be to enable us to provide sufficient liquidity and capital to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time. Any such issuances of equity securities could dilute the interests of our existing shareholders. Any financing transaction with the entities in which related parties hold ownership interests present potential for conflicts of interest, as the interests of these entities and their equity holders may not align with the interests of our company and our unaffiliated shareholders with respect to the negotiation of, and certain other matters related to, financing transactions with such entities.

Since only holders of our Class B ordinary shares will have the right to vote on the appointment of directors, upon the listing of our shares on Nasdaq, Nasdaq will consider us to be a “controlled company” within the meaning of Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Prior to the consummation of a business combination, only holders of our Class B ordinary shares will have the right to vote on the appointment of directors. As a result, Nasdaq considers us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of Nasdaq; and

●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We currently do not intend to rely on the “controlled company” exemption, but may do so in the future. Accordingly, if we choose to do so, you will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Resources could be consumed in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, its managing member, and our officers and directors with other entities, we may decide to acquire one or more businesses affiliated with or competitive with our sponsor, officers, directors and their respective affiliates or existing holders. Our directors also serve as officers and/or board members for other entities. Our sponsor and/or one or more of our directors and officers and its affiliates may sponsor, form or participate in other blank check companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our sponsor, officers and directors, any other holder of our founder shares, including any non-managing sponsor investors, may lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares acquired during or after the initial public offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On November 28, 2025, our sponsor paid an aggregate of $25,000 to cover certain of our offering costs in exchange for 5,750,000 founder shares. On December 16, 2025, we issued an additional 1,916,667 founder shares through a share capitalization resulting in the sponsor holding 7,666,667 founder ordinary shares in the aggregate. The founder shares were purchased for approximately $0.003 per share.

Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. The number of founder shares outstanding was determined based on the expectation that the total size of the initial public offering would be a maximum of 23,000,000 public units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 25% of the outstanding shares after the initial public offering. Our public shareholders may incur material dilution due to such anti-dilution adjustments that result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion. The founder shares will be worthless if we do not complete an initial business combination, except to the extent they receive liquidating distributions from assets outside of the trust account. In addition, our sponsor and BTIG, the representative of the underwriters, purchased an aggregate of 695,000 private placement units, at a price of $10.00 per unit, or $6,950,000, in a private placement that closed simultaneously with the closing of the initial public offering. Each private placement unit consists of one Class A ordinary share and one-third of one warrant, with each whole warrant exercisable to purchase one Class A ordinary share at $11.50 per share. The private placement units are identical to the units sold in the initial public offering, subject to certain limited exceptions as described in the registration statement related to the initial public offering. The private placement warrants are identical to the warrants comprising part of the units. Of those 695,000 private placement units, our sponsor purchased 465,000 private placement units and BTIG purchased 230,000 private placement units. The non-managing sponsor investors have indirectly purchased, through the purchase of non-managing sponsor membership interests, an aggregate 415,000 of the 465,000 private placement units purchased by our sponsor at a price of $10.00 per unit ($4,150,000 in the aggregate) in a private placement that closed simultaneously with the closing of the initial public offering. In connection with the non-managing sponsor investors’ purchase of membership interests, the private placement units allocated to it in connection with the closing of the initial public offering, the sponsor issued membership interests at a nominal purchase price ($0.003) to the non-managing sponsor investors reflecting interests in an aggregate of 3,320,000 founder shares held by the sponsor. The non-managing sponsor investors are not subject to transfer restrictions or a lock-up agreement on any Class A ordinary shares that have been purchased in the initial public offering. The private placement units (and the securities comprising such units) will be worthless if we do not complete our initial business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the end of the completion window nears, which is the deadline for our completion of an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. The incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability. The net proceeds from our initial public offering and the private placement of units has provided us with $221,950,000 that we may use to complete our initial business combination (after taking into account $8,050,000 of deferred underwriting commissions being held in the trust account (assuming no redemptions) and excluding $1,600,000 held outside of the trust account for working capital).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent on the performance of a single business, property or asset, or

●	dependent on the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold. Our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require a special resolution under Cayman Islands law, which requires the affirmative vote of at least two-thirds (or, in the scenarios described below, 90%) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants (including, for the avoidance of doubt, the forfeiture or cancellation of any private placement warrants), 50% of the then outstanding private placement warrants (including the vote or written consent of BTIG). In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their public shares, regardless of whether they abstain, vote for, or vote against, our initial business combination, for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the company, which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of units into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein, and other than amendments relating to the provisions regulating the appointment and removal of directors and continuing the company in a jurisdiction outside the Cayman Islands, which require a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company) may be amended if approved by special resolution, under Cayman Islands law. Except as specified above with respect to matters requiring a 90% majority, a special resolution requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. Corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by the affirmative vote of at least two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the company. Our sponsor, beneficially owns 25% of our ordinary shares (assuming it does not purchase any additional Class A ordinary shares and excluding the Class A ordinary shares comprising part of the private placement units and the Class A ordinary shares underlying the private placement warrants issued to the sponsor), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, in each case unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable (excluding any excise tax, or similar tax, imposed on us)), divided by the number of then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds from our initial public offering and the sale of the private placement units. As a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Our sponsor will control the appointment of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, it will appoint all of our directors prior to the consummation of our initial business combination and may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our sponsor owns 25% of our issued and outstanding ordinary shares (assuming it does not purchase any additional Class A ordinary shares and excluding the Class A ordinary shares comprising part of the private placement units and the Class A ordinary shares underlying the private placement warrants). Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. This potential concentration of influence could be disadvantageous to other shareholders with interests different from those of our sponsor. To the extent that any non-managing sponsor investors acquire membership interests in the sponsor, they will have no right to control the sponsor or vote or dispose of any securities held by the sponsor. In addition, the founder shares, all of which are currently held by our sponsor, will entitle the holders to vote to appoint all of our directors prior to the consummation of our initial business combination. Holders of our public shares will have no right to vote on the appointment or removal of directors during such time. Further, prior to the closing of our initial business combination, only holders of our Class B ordinary shares will be entitled to vote on continuing our company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These provisions of our amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. As a result, you will not have any influence over the appointment or removal of directors prior to our initial business combination or any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination.

If our sponsor purchased any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our sponsor, is and will be divided into three classes, each of which will generally serve for a term for three years with only one class of directors being appointed in each year. We may not hold an annual or extraordinary general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our sponsor, because of its ownership position, will have considerable influence regarding the outcome. In addition, since only holders of our Class B ordinary shares will have the right to vote on directors prior to our initial business combination, our sponsor will continue to exert control at least until the completion of our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination.

Before a prospective target business is identified or the initial business combination is consummated, our sponsor or management may change or divest their ownership interests in us. Such change or divestment could deprive us of key personnel and advisors, and the public shareholders may have very limited influence over the management of the Company as a result.

Our sponsor, Abony Sponsor I LLC, is a Delaware limited liability company, which was recently formed to invest in our company. Lorne Abony, our Chief Executive Officer and a member of our board of directors, is the sole managing member of the sponsor and holds voting and investment discretion with respect to the ordinary shares held of record by the sponsor. Although our sponsor is not expected to effect any direct or indirect transfer of the founder shares or private placement units it holds during the applicable lock-up terms, certain transfers prior to the completion of our initial business combination are permitted for the founder shares and private placement units (including the underlying securities): (a) to our officers, directors, advisors or consultants, any affiliate or family member of any of our officers, directors, advisors or consultants, any members or partners of the sponsor and their respective affiliates and funds and accounts advised by such members or partners, any affiliates of the sponsor, or any employees of such affiliates; (b) in the case of an individual, as a gift to such person’s immediate family or to a trust, the beneficiary of which is a member of such person’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of such person; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement, in connection with an extension of the completion window or in connection with the consummation of a business combination at prices no greater than the price at which the shares or rights were originally purchased; (f) pro rata distributions from our sponsor to its members, partners or shareholders pursuant to our sponsor’s limited liability company agreement or other charter documents; (g) by virtue of the laws of the Cayman Islands or our sponsor’s limited liability company agreement upon dissolution of our sponsor; (h) in the event of our liquidation prior to our consummation of our initial business combination; (i) in the event that, subsequent to our consummation of an initial business combination, we complete a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; or (j) to a nominee or custodian of a person or entity to whom a transfer would be permissible under clauses (a) through (g); provided, however, that in the case of clauses (a) through (g) and clause (j) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements. In addition, the sponsor’s operating agreement does not permit any member of our sponsor (including the non-managing sponsor investors) to transfer all or any portion of its membership interests in our sponsor, except (i) with the prior written consent of the managing member of our sponsor, or (ii) after the closing of a business combination, to such member’s affiliates, immediate family, or to a trust, the primary beneficiary(ies) of which is a member or members of such member’s immediate family; provided that such recipient shall be required to become a member of our sponsor pursuant to the terms of our sponsor’s operating agreement and, therefore, be bound by the restrictions on transfers as set forth therein. The foregoing restriction on the transfer of membership interests also applies to the transfer of any non-management sponsor interests. There are no limitations or restrictions on the terms or types of transfers that can be approved by the manager of our sponsor in our sponsor’s operating agreement.

Some permissible transactions, such as the transfer of founder shares from our sponsor to an officer or consultant of the Company, or the transfer of the securities of the sponsor from Mr. Abony to a third party, or the issuance of new securities of the sponsor to a third party, may change the ownership structure or control among the sponsor and the management, or result in the control of the Company by another party. In such scenarios, the public shareholders may have very little influence over the management of the Company.

In the case that our sponsor, Mr. Abony or our management divest such person’s ownership or economic interests in us or in the sponsor, as the case may be, before a prospective target business is identified or an initial business combination is consummated, third parties may assume control over the sponsor or the management of the Company. Such changes may deprive us of key personnel or advisors of the Company, including Mr. Abony, which may materially and adversely affect the Company’s ability to consummate initial business combination and the value of your investment in the Company. In addition, because public shareholders would not have had the opportunity to consider the identities of the persons obtaining control over us before such persons assume control, they may have limited influence over the management of the Company.

We may not be able to complete an initial business combination because such initial business combination may be subject to regulatory review and approval requirements, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited.

Our initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on — among other factors — the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. While our sponsor is a limited liability company formed in Delaware and is not controlled by, nor does it have substantial ties with, a non-U.S. person, investments that result in “control” of a U.S. business by a foreign person are always subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations that became effective on February 13, 2020 further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

If a particular proposed initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay our proposed initial business combination, impose conditions with respect to such initial business combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of our initial business combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have any foreign ownership issues. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate our initial business combination within the applicable time period required under our amended and restated memorandum and articles of association, including as a result of extended regulatory review of a potential initial business combination, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes (excluding any excise tax, or similar tax, imposed on us) and less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment. Additionally, our warrants may be worthless.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets or such attractive targets may not be interested to consummate a business combination with a SPAC due to a negative public perception of mergers involving SPACs. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns (including a negative public perception of mergers involving SPACs), geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account will initially be held in banks or other financial institutions and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the trust account, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest-bearing demand deposit account at a bank. Our cash held in these accounts may exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, the value of the assets in our trust account could be impaired, which could have a material impact on our operating results, liquidity, financial condition and prospects. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. We cannot guarantee that the banks or other financial institutions that will hold our funds will not experience similar issues.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”) depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2027. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial business combination target or the performance or business prospects of a post-business combination company.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our search for a target and/or our ability to complete our initial business combination.

Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs. In response to the tariffs announced by the U.S., other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs. and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods or dependence on access to foreign markets, or foreign businesses’ reliance on sales into the United States). In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the United States, and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain initial business combination targets, or lead to material adverse effects on a post-business combination company. Among other things, historical financial performance of companies affected by trade policies and/or tariffs may not provide useful guidance as to the future performance of such companies, because future financial performance of those companies may be materially affected by new U.S. tariffs or foreign retaliatory tariffs, or other changes to trade policies. The business prospects of a particular target for a business combination could change even after we enter into a business combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target’s business, and it may be costly or impractical for us to terminate that business combination agreement. These factors could affect our selection of a business combination target.

We may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. As a result, we may deem it costly, impractical or risky to complete an initial business combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of potential target companies may be reduced, which could impair our ability to identify a suitable target and to complete an initial business combination. If we complete an initial business combination with such a target, the post-business combination company’s operations and financial results could be adversely affected as a result of tariffs or changes to trade policies, which may cause the market value of the securities of the post-business combination company to decline.

Risks Relating to the Post-Business Combination Company

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present within a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

Our initial business combination and our structure thereafter may not be tax-efficient to our shareholders and warrant holders. As a result of our business combination, our tax obligations may be more complex, burdensome and/or uncertain.

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to any requisite shareholder approval, we may: structure our business combination in a manner that requires shareholders and/or warrant holders to recognize gain or income for tax purposes; effect a business combination with a target company in another jurisdiction; or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to shareholders or warrant holders to pay taxes in connection with our business combination or thereafter. Accordingly, a shareholder or a warrant holder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares or warrants received. In addition, shareholders and warrant holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

In addition, we may effect a business combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

Risks Relating to Acquiring and Operating a Business in Foreign Countries

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks, natural disasters, widespread health emergencies and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

We may reincorporate in another jurisdiction, which may result in taxes imposed on shareholders or warrant holders.

We may, in connection with our initial business combination or otherwise and, to the extent applicable, subject to requisite shareholder approval by special resolution under the Companies Act (with respect to which only holders of Class B ordinary shares will be entitled to vote prior to our initial business combination), reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity (or may otherwise result in adverse tax consequences). We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of our Class A ordinary shares or warrants after the reincorporation.

We may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the Securities and Exchange Commission, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Risks Relating to our Management Team

We are dependent upon our officers and directors and their loss, or a reduction in the amount of time they can dedicate to our initial business combination, could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, our officers and directors, including our Chief Executive Officer, are and in the future will be required to commit time and attention to other businesses. To the extent any conflict of interest arises between, on the one hand, us and, on the other hand, any of such entities (including arising as a result of certain of officers and directors being required to offer acquisition opportunities to such entities), such individuals will resolve such conflicts of interest in their sole discretion in accordance with their then existing fiduciary, contractual and other duties and there can be no assurance that such conflict of interest will be resolved in our favor. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. In addition, our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor, its managing member, and our officers and directors are, or may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. We do not have employment contracts with our officers and directors that will limit their ability to work at other businesses. In addition, our officers and directors and their respective affiliates in the future may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they are or may become involved. Our sponsor, officers and directors have complete discretion, subject to applicable fiduciary duties, as to which blank check company they choose to pursue a business combination and the order in which they pursue business combinations for any of their existing or future blank check companies. As a result, our sponsor, officers and directors may pursue business combinations for blank check companies that it has sponsored in any order, which could result in its more recent blank check companies completing business combinations prior to its blank check companies that were launched earlier. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association will provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so.

Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights.

Members of our management team and board of directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, are currently, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. This may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, are currently or may in the future become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. Any such litigation, investigations or other proceedings may divert the attention and resources of our management team and board of directors away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

Members of our management team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business.

Members of our management team have been (and intend to be) involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result, members of our management team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business. Any such claims or investigations may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.

Our letter agreement with our sponsor, officers and directors may be amended without shareholder approval.

Our letter agreement with our sponsor, officers and directors contain provisions relating to transfer restrictions of our founder shares and private placement units (and the securities comprising such units and the Class A ordinary shares issuable upon exercise of the private placement warrants), indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval (although releasing the parties from the restriction not to transfer the founder shares for 185 days following the date of the effectiveness of the registration statement will require the prior written consent of the underwriters). While we do not expect our board to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

Risks Relating to our Securities

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we are unable to complete an initial business combination within the completion window, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units are currently listed on Nasdaq. Following the date that the Class A ordinary shares and warrants are eligible to trade separately, we anticipate that the Class A ordinary shares and warrants will be separately listed on Nasdaq. We cannot guarantee that our securities will be approved for listing on Nasdaq. Although after giving effect to the initial public offering we expect to meet, on a pro forma basis, the minimum initial listing standards set forth in Nasdaq listing standards, we cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market value of listed securities (generally $50,000,000) and a minimum number of holders of our securities (generally 400 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, for The Nasdaq Global Market, our share price would generally be required to be at least $4.00 per share, the market value of listed securities would generally be required to be at least $75 million and we would be required to have a minimum of 400 round lot holders of our securities (with at least 50% of such round lot holders holding securities with a market value of at least $2,500). We cannot assure you that we will be able to meet those initial listing requirements at that time. In addition, Nasdaq has broad subjective authority to deny listing or apply additional or more stringent criteria based on any event, condition, or circumstance that makes the listing of the company inadvisable or unwarranted in the opinion of Nasdaq. Such determination can be made even if we meet the standards forth initial or continued listing.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our Class A ordinary shares and warrants will be listed on Nasdaq, our units, Class A ordinary shares and warrants will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination, and our sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our ordinary shares to materially decline.

We offered our units at an offering price of $10.00 per unit and the amount in our trust account is $10.00 per public share, implying an initial value of $10.00 per public share. However, prior to the initial public offering, our sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.003 per share. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares.

The following table shows the public shareholders’ and our sponsor’s investment per share and how these compare to the implied value of one Class A ordinary share upon the completion of our initial business combination. The following table assumes that (i) our valuation is $221,950,000 (which is the amount we will have in the trust account for our initial business combination following payment of the deferred underwriting commissions and excluding $1,600,000 held outside of the trust account for working capital), (ii) no interest is earned on the funds held in the trust account, (iii) no public shares have been redeemed in connection with our initial business combination and (iv) all founder shares are held by our sponsor upon completion of our initial business combination, and does not take into account other potential impacts on our valuation at the time of the initial business combination, such as (1) the value of our public and private placement units (and the securities comprising such units and the Class A ordinary shares issuable upon exercise of the private placement warrants), (2) the trading price of our Class A ordinary shares, (3) the initial business combination transaction costs (other than the payment of $8,050,000 of deferred underwriting commissions (assuming no redemptions)), (4) any equity issued or cash paid to the target’s sellers, (5) any equity issued to other third party investors, or (6) the target’s business itself.

Public shares	23,000,000
Founder shares	7,666,667
Private placement shares	695,000
Total shares	31,361,667
Total funds in trust available for initial business combination	$221,950,000
Public shareholders’ investment per Class A ordinary share(1)	$10.00
Sponsor’s investment per ordinary share(2)	$0.003
Initial implied value per public share	$10.00
Implied value per public share upon consummation of initial business combination(3)	$7.08

(1)	While the public shareholders’ investment is in both the public shares and the public warrants, for purposes of this table the full investment amount is ascribed to the public shares only.

(2)	The total investment in the equity of the Company by the sponsor and BTIG is $6,975,000, consisting of (i) $25,000 paid by our sponsor for the founder shares, (ii) $4,650,000 paid by the sponsor for 465,000 private placement units and (iii) $2,300,000 paid by BTIG for 230,000 private placement units. For purposes of this table, the full investment amount is ascribed to the founder shares only.

(3)	All founder shares would automatically convert into Class A ordinary shares upon completion of our initial business combination or earlier at the option of the holder.

Based on these assumptions, each Class A ordinary share would have an implied value of $7.08 per share upon completion of our initial business combination, representing an approximately 29.2% decrease from the initial implied value of $10.00 per public share. While the implied value of $7.08 per Class A ordinary share upon completion of our initial business combination would represent a dilution to our public shareholders, this would represent a significant increase in value for our sponsor relative to the price it paid for each founder share. At $7.08 per Class A ordinary share, the 7,666,667 ordinary shares that our sponsor would own upon completion of our initial business combination (after automatic conversion of the 7,666,667 founder shares) and 465,000 private placement shares would have an aggregate implied value of $57,572,202. As a result, even if the trading price of our Class A ordinary share significantly declines, the value of the founder shares held by our sponsor will be significantly greater than the amount our sponsor paid to purchase such shares. In addition, our sponsor could potentially recoup its entire investment in our company even if the trading price of our Class A ordinary shares after the initial business combination is as low as approximately $0.57 per share. As a result, our sponsor is likely to earn a substantial profit on its investment in us upon disposition of its Class A ordinary shares even if the trading price of our Class A ordinary shares declines after we complete our initial business combination. Our sponsor may therefore be economically incentivized to complete an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares in the initial public offering. The non-managing sponsor investors will share in any appreciation of the founder shares through their membership interests in the sponsor if we successfully complete a business combination. Accordingly, non-managing sponsor investors’ interests in the founder shares owned by them indirectly through their membership interests in the sponsor may provide them with an incentive to vote any public shares they own in favor of a business combination, and make a substantial profit on such interests, even if the business combination is with a target that ultimately declines in value and is not profitable for other public shareholders.

This dilution would increase to the extent that the anti-dilution provisions of the founder shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the founder shares at the time of our initial business combination and would become exacerbated to the extent that public shareholders seek redemptions from the trust for their public shares. In addition, because of the anti-dilution protection in the founder shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our Class A ordinary shares.

The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per public share.

Our sponsor and the non-managing sponsor investors have invested in us an aggregate of $4,675,000, comprised of the $25,000 purchase price for the founder shares and the $4,650,000 purchase price for the private placement units. Assuming a trading price of $10.00 per public share upon consummation of our initial business combination, the 7,666,667 founder shares and 465,000 private placement shares would have an aggregate implied value of approximately $81.3 million. Even if the trading price of our ordinary shares were as low as approximately $0.57 per share, and the private placement warrants are worthless, the value of the founder shares and private placement shares would be equal to our sponsor’s, and the non-managing sponsor investors’, aggregate initial investment in us. As a result, our sponsor, including the non-managing sponsor investors, is likely to be able to make a substantial profit on its investment in us at a time when our public shares have lost significant value. Accordingly, members of our management team, who own interests in our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares in the initial public offering. In addition, our non-managing sponsor investors may have different interests than other public shareholders due to their additional upfront investment in the company and their membership interests in the sponsor.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands.

The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Conyers Dill & Pearman LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated memorandum and articles of association provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

Our amended and restated memorandum and articles of association provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our amended and restated memorandum and articles of association or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former directors, officers or other employees to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our amended and restated memorandum and articles of association, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our amended and restated memorandum and articles of association will not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States of America, the sole and exclusive forum for determination of such a claim.

Our amended and restated memorandum and articles of association also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our amended and restated memorandum and articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.

Economic substance legislation of the Cayman Islands may adversely impact us or our operations.

The Cayman Islands, together with several other non-European Union jurisdictions, have introduced legislation aimed at addressing concerns raised by the Organization for Economic Co-operation and Development’s (OECD) Base Erosion and Profit Shifting (BEPS) initiative as to offshore structures engaged in certain activities which attract profits without real economic activity. The International Tax Co-operation (Economic Substance) Act, (As Revised) (the “Economic Substance Act”) contains economic substance requirements for in-scope Cayman Islands entities which are engaged in certain “relevant activities”. As we are a Cayman Islands company, our compliance obligations will include filing an annual notification, which need to state whether we are carrying out any relevant activities and if so, whether we have satisfied economic substance tests to the extent required under the Economic Substance Act. If the Cayman Islands Tax Information Authority determines that we or any of our Cayman Islands subsidiaries has failed to meet the requirements imposed by the Economic Substance Act, we may face significant financial penalties, restriction on the regulation of its business activities and/or may be struck off as a registered entity in the Cayman Islands.

As it is still a relatively new regime, it is anticipated that the Economic Substance Act and associated guidance will evolve and may be subject to further clarification and amendments. We may need to allocate additional resources to keep updated with these developments, and may have to make changes to our operations in order to comply with all requirements under the Economic Substance Act. Failure to satisfy these requirements may subject us to penalties under the Economic Substance Act.

Anti-money laundering legislation, regulations and guidance and sanctions legislation may require us to adopt and maintain costly compliance procedures and may adversely impact us or our financial results.

In order to comply with legislation, regulations and guidance aimed at the prevention of money laundering, terrorist financing and proliferation financing, and sanctions legislation, we may be required to adopt and maintain anti-money laundering procedures, and may require subscribers and their beneficial owners, controllers or authorized persons (where applicable) (“Related Persons”) to provide evidence to verify their identity. Where permitted, and subject to certain conditions, we may also rely on, or delegate to, a suitable person the maintenance of our anti-money laundering procedures (including the acquisition of due diligence information).

We reserve the right to request such information as is necessary to verify the identity of a subscriber or its Related Persons. In the event of delay or failure on the part of the subscriber in producing any information required for verification purposes, we may refuse to accept the application, in which case any funds received will be returned without interest to the account from which they were originally debited.

We also reserve the right to refuse to make any redemption payment to a shareholder if directors or officers suspect or are advised that the payment of redemption proceeds to such shareholder might result in a breach of applicable anti-money laundering, sanctions or other laws or regulations by any person in any relevant jurisdiction, or if such refusal is considered necessary or appropriate to ensure compliance with any such laws or regulations in any applicable jurisdiction.

If any person in the Cayman Islands knows or suspects, or has reasonable grounds for knowing or suspecting that another person is engaged in criminal conduct or money laundering, or is involved with terrorism or terrorist financing and property, and the information for that knowledge or suspicion came to their attention in the course of business in the regulated sector, or other trade, profession, business or employment, the person will be required to report such knowledge or suspicion to (i) the Financial Reporting Authority of the Cayman Islands (“FRA”), pursuant to the Proceeds of Crime Act (As Revised) of the Cayman Islands, if the disclosure relates to criminal conduct or money laundering, or (ii) a police officer of the rank of constable or higher, or the FRA, pursuant to the Terrorism Act (As Revised) of the Cayman Islands, if the disclosure relates to involvement with terrorism or terrorist financing and property.

An investment in our securities may result in uncertain U.S. federal income tax consequences.

An investment in our securities may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units issued in our initial public offering, the allocation an investor makes with respect to the purchase price of a unit between the Class A ordinary share and the one-third of one warrant included in each unit could be challenged by the IRS or courts. In addition, the U.S. federal income tax consequences of a cashless exercise of warrants included in the units issued in our initial public offering is unclear under current law, and the adjustment to the number of ordinary shares for which the warrant may be exercised or to the exercise price of the warrant could give rise to dividend income to U.S. Holders (as defined above in the “Certain Terms” section) without a corresponding payment of cash. Finally, it is unclear whether the redemption rights with respect to our Class A ordinary shares suspend the running of a U.S. Holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A ordinary shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividend income” for U.S. federal income tax purposes.

Whether a redemption of Class A ordinary shares will be treated as a sale of such Class A ordinary shares for U.S. federal income tax purposes will depend on a shareholder’s specific facts.

The U.S. federal income tax treatment of a redemption of Class A ordinary shares will depend on whether the redemption qualifies as a sale of such Class A ordinary shares under Section 302(a) of the Internal Revenue Code of 1986, as amended (the “Code”), which will depend largely on the total number of our shares treated as held by the shareholder electing to redeem Class A ordinary shares (including any shares constructively owned by the holder as a result of owning warrants) relative to all of our shares outstanding both before and after the redemption. If such redemption is not treated as a sale of Class A ordinary shares for U.S. federal income tax purposes, the redemption will instead be treated as a corporate distribution of cash from us.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or to correct any defective provision or mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the registration statement related to the initial public offering, (ii) adjusting the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder of public warrants if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

Our warrant agreement designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. With respect to any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder, we note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder. This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

If (i) we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per Class A ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination, and (iii) the Market Value of our Class A ordinary shares is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) in certain circumstances. This may make it more difficult for us to consummate an initial business combination with a target business.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period commencing at least 30 days after completion of our initial business combination and ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrants holders and provided certain other conditions are met. We will not redeem the warrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the measurement period. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of ordinary shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such ordinary shares under the blue sky laws of the state of residence in those states in which the warrants were offered by us in our initial public offering. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 7,666,667 Class A ordinary shares as part of the units offered in our initial public offering and we issued in a private placement an aggregate of 695,000 private placement units at $10.00 per unit, which units include private placement warrants to purchase an aggregate of 231,667 Class A ordinary shares at $11.50 per share. In addition, if the sponsor or any of its affiliates makes any working capital loans, it may convert those loans into up to an additional 150,000 private placement units, at the price of $10.00 per unit, which units include up to an additional 50,000 private placement warrants. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares and Class A ordinary shares upon exercise of the warrants included as part of such units could make us a less attractive acquisition vehicle to a target business. Such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each unit contains one-third of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other special purpose acquisition companies.

Each unit contains one-third of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other initial public offerings similar to ours whose units include one ordinary share and one whole warrant to purchase one share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-third of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a whole warrant to purchase one share.

Holders of Class A ordinary shares will not be entitled to vote on continuing the company in a jurisdiction outside of the Cayman Islands.

As holders of our Class A ordinary shares, our public shareholders will not have the right to vote on continuing the company in a jurisdiction outside of the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside of the Cayman Islands).

You will not be permitted to exercise your warrants unless we register and qualify the underlying Class A ordinary shares or certain exemptions are available.

If the issuance of the Class A ordinary shares upon exercise of the warrants is not registered on a registration statement on Form S-1, Form S-3, Form F-1, or Form F-3, as applicable, following our initial business combination, and qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units.

We registered the Class A ordinary shares issuable upon exercise of the warrants in the registration statement related to the initial public offering because the warrants will become exercisable 30 days after the completion of our initial business combination, which may be within one year of our initial public offering. However, because the warrants will be exercisable until their expiration date of up to five years after the completion of our initial business combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of our initial business combination under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement on Form S-1, S-3, F-1, or F-3, as applicable, for the registration under the Securities Act of the issuance of the Class A ordinary shares issuable upon exercise of the warrants, to cause the same to become effective within 60 business days following the closing of our initial business combination and to maintain a current prospectus relating to the ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement related to the initial public offering, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the Class A ordinary shares issuable upon exercise of the warrants are not registered on Form S-1, S-3, F-1, or F-3, as applicable, under the Securities Act under the terms of the warrant agreement, then beginning on the 61st business day after the closing of our initial business combination and ending upon such registration statement being declared effective by the SEC, and during any other period when we have failed to maintain an effective registration statement covering the ordinary shares issuable upon exercise of the public warrants, holders of public warrants who seek to exercise their warrants will have the right to exercise such public warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.

In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

If our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws.

In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.

You may only be able to exercise your public warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.

The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the Class A ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption.

If you exercise your public warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” of our Class A ordinary shares (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.

The grant of registration rights to our sponsor, BTIG and other holders of our private placement units may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in our initial public offering, our sponsor, BTIG, and their permitted transferees can demand that we register the Class A ordinary shares into which founder shares are convertible, holders of our private placement units and their permitted transferees can demand that we register the private placement units (and the securities comprising such units and the Class A ordinary shares issuable upon exercise of the private placement warrants) or holders of securities that may be issued upon conversion of working capital loans and their permitted transferees may demand that we register such units, shares, warrants or the Class A ordinary shares issuable upon exercise of such warrants and any other securities of the company acquired by them prior to the consummation of our initial business combination. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our sponsor, holders of our private placement units or holders of our working capital loans or their respective permitted transferees are registered.

General Risk Factors

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.

Information regarding our management team and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, is presented for informational purposes only. Any past experience and performance by our management team, our advisors and their respective affiliates and the businesses with which they have been associated, is not a guarantee that we will be able to successfully identify a suitable candidate for our initial business combination, that we will be able to provide positive returns to our shareholders, or of any results with respect to any initial business combination we may consummate. You should not rely on the historical experiences of our management team or their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, as indicative of the future performance of an investment in us or as indicative of every prior investment by each of the members of our management team, our advisors or their respective affiliates. The market price of our securities may be influenced by numerous factors, many of which are beyond our control, and our shareholders may experience losses on their investment in our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined above in the “Certain Terms” section) of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on the status of an acquired company pursuant to a business combination and whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. In addition, our U.S. counsel expresses no opinion with respect to our PFIC status for any taxable year.

Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and will have reduced public company reporting requirements. If we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies. Investing in our securities involves risks.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30th before that time, in which case we would no longer be an emerging growth company as of the following December 31st. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equaled or exceeded $250 million as of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equaled or exceeded $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Certain of our officers and directors are located outside of the United States. As a result, it may be difficult for investors to effect service of process within the United States on our company, officers and directors, or enforce judgments obtained in the United States courts against our company, officers and directors.

Changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

The market for directors’ and officers’ liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors’ and officers’ liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors’ and officers’ liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to complete our initial business combination.

Recent increases in inflation in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, or other national, regional or international economic disruptions, any of which could make it more difficult for us to complete our initial business combination.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We are a special purpose acquisition company with no business operations. Since our formation, our sole business activity has been identifying and evaluating suitable targets for an initial business combination. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing, identifying, and managing material risks from cybersecurity threats. Our board of directors is ultimately responsible for overseeing the risk management activities in general and, as deemed necessary by our management team, will be informed of any cybersecurity threats or risks that may arise.

Item 2. Properties

Our executive office is located at 1700 S Lamar Blvd, Suite #338, Austin, TX 78704, and our telephone number is 512-553-1770. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures

None.

Part II

Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters And Issuer Purchases Of Equity Securities

Market Information

Our units, Class A ordinary shares and warrants are expected to trade on Nasdaq under the symbols “AACOU,” “AACO” and “AACOW,” respectively.

Holders

As of March 27, 2026, there were 3 holders of record of our units, no holders of record of our Class A ordinary shares, 1 holder of record of our Class B ordinary shares and no holders of record of the Public Warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales of Equity Securities

On November 28, 2025, our sponsor paid an aggregate of $25,000 to cover certain of our offering costs in exchange for 5,750,000 founder shares. On December 16, 2025, we issued an additional 1,916,667 founder shares through a share capitalization resulting in the sponsor holding 7,666,667 founder shares in the aggregate. The founder shares were purchased for approximately $0.003 per share.

Up to 1,000,000 of the founder shares were subject to surrender for no consideration depending on the extent to which the underwriters’ over-allotment option is exercised. As a result of the underwriters’ election to fully exercise their over-allotment option, 1,000,000 founder shares are no longer subject to forfeiture by the Sponsor.

In addition, our sponsor and BTIG have purchased an aggregate of 695,000 private placement units, at a price of $10.00 per private placement unit, for an aggregate purchase price of $6,950,000 in a private placement that closed simultaneously with the closing of the IPO. Each private placement unit consists of one Class A ordinary share and one-third of one warrant, with each whole warrant exercisable to purchase one Class A ordinary share at $11.50 per share. Of those private placement units, our sponsor has purchased 465,000 private placement units and BTIG has purchased 230,000 private placement units.

These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated in the Cayman Islands on November 13, 2025, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses. We intend to effectuate our business combination using cash derived from the proceeds of the initial public offering and the sale of the private placement units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 13, 2025(inception) through December 31, 2025 were organizational activities and those necessary to prepare for the initial public offering, described below, and, after our initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. Subsequent to the initial public offering, we generate non-operating income in the form of interest income on cash held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from November 13, 2025 (inception) through December 31, 2025, we had a net loss of $99,715, which consists of general and administrative costs.

Liquidity and Capital Resources

Until the consummation of the IPO, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the sponsor and loans from the sponsor. As of December 31, 2025, we had no cash and working capital deficit of $425,990.

Subsequent to the period covered by this Report, on February 20, 2026, we consummated our IPO, which consisted of 23,000,000 units, including the exercise in full by the underwriters of an option to purchase up to 3,000,000 units at the offering price to cover over-allotments. The units were sold at a price of $10.00 per unit, generating gross proceeds to the company of $230,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 695,000 private placement units to the sponsor and BTIG, the representative of the underwriters, at $10.00 per unit, generating gross proceeds of $6,950,000.

Following the closing of the IPO, on February 20, 2026, an amount of $230,000,000 ($10.00 per unit) from the net proceeds of the sale of the units, and a portion of the proceeds of the sale of the private placement units, which amount includes $8,050,000 of the underwriters’ deferred commission, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

We incurred $13,314,254, consisting of $4,600,000 of cash underwriting fee, $8,050,000 of deferred underwriting fee, and $664,254 of other offering costs.

For the period from November 13, 2025 (inception) through December 31, 2025, cash used in operating activities was $0. Net loss of $99,715 was affected by operating costs paid via promissory note related party of $60,840, formation costs paid by sponsor in exchange for issuance of Class B ordinary shares of $5,000 and changes in operating assets and liabilities used $33,875 of cash for operating activities.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of the working capital loans may be converted upon completion of a business combination into private units at a price of $10.00 per unit. The warrants would be identical to the private placement units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than pay an aggregate of $25,000 per month for the services of the chief financial officer and chief operating officer, and for office space and administrative support.

The underwriters were paid a cash underwriting discount of 2.00% of the gross proceeds of the units offered in the initial public offering, or $4,600,000 upon the closing of the initial public offering.

Additionally, the underwriters are entitled to a deferred underwriting discount of 3.50% of the gross proceeds of the initial public offering held in the trust account, $8,050,000, payable to BTIG to be deposited in the trust account and released to BTIG only upon the completion of an initial business combination. The deferred underwriting commissions are payable as follows: (i) $0.20 per unit sold in the initial public offering is paid to BTIG in cash upon the closing of the initial business combination and (ii) $0.15 per unit sold in the initial public offering is payable to BTIG in cash, based on the funds remaining in the trust account after giving effect to public shares that are redeemed in connection with an initial business combination.

Critical Accounting Estimates

The preparation of the financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of December 31, 2025, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements And Supplementary Data

This information appears following Item 15 of this Report and is incorporated herein by reference.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

This Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rule of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers And Corporate Governance

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Title
Lorne Abony	56	Chief Executive Officer and Director
Leo Kofman	43	Chief Financial Officer and Chief Operating Officer
Eric Ludwig	56	Director
Jacob Silverstein	40	Director
Allan Cole	58	Director

Lorne Abony has served as our Chief Executive Officer and on our board of directors since inception. Mr. Abony is an experienced entrepreneur, board member and investor across the defense, technology, advanced computing, software, media, sports, e-commerce and wellness sectors. Since 2023, Mr. Abony has served as a managing partner of Texas Venture Partners, a venture capital firm focused on investing in innovative startups in the defense technology sector. Since June 2025, he has served as the Chairman of the M&A Committee of the Board of Einride AB, a Swedish technology company that develops and operates digital, electric and autonomous freight solutions. In November 2025, Einride AB and Legato Merger Corp. III, a special purpose acquisition company, announced that they entered into a definitive business combination agreement for a proposed business combination that would result in Einride AB becoming an NYSE-listed public company. Since March 2025, Mr. Abony has served as the Chairman of the M&A Committee of the Board of SEEQC, Inc., a technology company that designs and manufactures next-generation quantum control systems. Since 2019, Mr. Abony has served as the Chairman of the Board of Callers.ai, a leading voice and chat intelligence platform for high-volume B2C brands that powers millions of customer conversations daily and is trusted by enterprises in finance, mobility, gaming, and telecom. From 2019 to 2021, Mr. Abony served as the Chairman of the Board of EMMAC Life Sciences Group, the European leader in the production and supply of medical cannabis, hemp and other derivative products, until its acquisition by Curaleaf Holdings, Inc. Mr. Abony founded Nuuvera Inc., a Canadian health and wellness company that was listed on the TSX Venture Exchange, in 2017 and served as its Chief Executive Officer until its acquisition by Aphria Inc. in 2018. From 2013 to 2016, Mr. Abony served as Lead Director, Chairman of the Compensation Committee and Chairman of the Strategy Committee of Glu Mobile Inc., a developer and publisher of mobile games that was listed on the Nasdaq before it was acquired by Electronic Arts Inc. in 2021. In 2005, Mr. Abony founded Mood Media Corporation and served as President, Chief Executive Officer and Chairman until 2013. During the course of Mr. Abony’s tenure, Mood Media Corporation achieved a TSX listing and became the world’s largest in-store media company with more than 3,300 employees, offices in 47 countries and over $750 million in annual revenue. From 2001 to 2007, Mr. Abony co-founded FUN Technologies Inc., an online game company based in Toronto, and served as Chairman and Chief Executive Officer. During the course of his tenure, FUN Technologies grew to become the world’s largest provider of online casual games and fantasy sports with over 35 million registered customers. In 1998, Mr. Abony founded online pet-supply business Paw.net in San Francisco, which was renamed Petopia.com and grew to 200 full-time employees within two years and raised over $114 million in financing. Petopia.com was sold to Petco in 2001.

Mr. Abony received his Bachelor of Arts in Philosophy from McGill University and his Juris Doctor in Law from the University of Detroit as well as his Bachelor of Laws from the International Center at the University of Windsor. Mr. Abony received his Master of Business Administration from Columbia Business School.

Leo Kofman has served as our Chief Financial Officer and Chief Operating Officer since inception. Mr. Kofman has over fifteen years of investment banking experience, including public and private financings, mergers & acquisitions, and other capital markets transactions across various sectors. From 2021 to 2025, Mr. Kofman served as a Senior Vice President in the Equity Capital Markets Group at Jefferies LLC, focusing on special purpose acquisition companies, private investments in public equity and growth equity private placements. Prior to joining Jefferies, Mr. Kofman held roles in the investment banking divisions of RBC Capital Markets LLC (from 2017 to 2021), Credit Suisse Securities (USA) LLC (from 2007 to 2015) and Morgan Joseph & Co. Inc. (from 2004 to 2007). During this career, Mr. Kofman has advised on over $10 billion in capital raises in public and private equity and credit markets, including over $1.5 billion in private investment in public equity capital raises in support of special purpose acquisition company business combinations.

Mr. Kofman received his Bachelor of Science in Economics from The Wharton School, the University of Pennsylvania, and is a Chartered Financial Analyst.

Eric Ludwig has served on our board of directors since inception. Mr. Ludwig is an experienced investor and corporate advisor with over thirty years of experience in technology, digital media and entertainment, gaming, and enterprise software sectors. Since August, 2025, Mr. Ludwig has been a seed investor and advisor to Melony.ai, a visual-file management platform built specifically for creatives. From June 2025 to December 2025, Mr. Ludwig served as a special advisor to the Chief Executive Officer of Einride AB in support of its special purpose acquisition company initial public offering. Mr. Ludwig co-founded Red Elk Studios Private Limited in 2024 and serves as its Chief Business Officer. Mr. Ludwig was a seed investor in, and since 2022 served as advisor to, First Time Media, a seed investor in, and since 2022 served as a director for, Callers.ai, a Series C investor, and since 2021 served as the Chief Financial Officer (on a part time basis) of, Afero, and a seed investor in, and since 2015 served as an advisor to, Bonsai, recently sold to Zoom Communications. Mr. Ludwig served as Chief Financial Officer (on a part time basis) of KeyCast.ai from 2023 to 2024, as Lead Director of Together Labs from 2022 to 2023, and as an advisor to Einride from 2021 to 2023 Mr. Ludwig previously served as an advisor to Xamarin, which was sold to Microsoft for $425 million, and participated as a sponsor investor in special purpose acquisition companies resulting in business combinations with Rush Street Interactive, Inc., Genius Sports Group Limited and IonQ, Inc. From 2005 to 2021, he held senior operating and financial leadership roles at Glu Mobile Inc., including Executive Vice President, Chief Operating Officer and Chief Financial Officer, including leading a sale to Electronic Arts for $2.4 billion in 2021. From 1996 to 2004, Mr. Ludwig served as Chief Financial Officer, Vice President Finance and Corporate Secretary of Instill Corporation.

Mr. Ludwig received his Bachelor of Science in Commerce from Santa Clara University and is a Certified Public Accountant in the State of California (status inactive).

Jacob Silverstein has served on our board of directors since inception. Mr. Silverstein is an experienced investor and an accomplished sports team owner in multiple leagues around the world. Mr. Silverstein is a co-owner of DC United (Major League Soccer) since 2021 and the Brisbane Bullets (Australian National Basketball League) since 2021. Since 2015, Mr. Silverstein has served as member of the Board of Governors of Major League Soccer, and he previously served on its Business Ventures Committee. Mr. Silverstein is the Chairman and Chief Executive Officer of Stormlight Ventures, his family office and private investment platform. He is a co-founder and the Chairman of Enfield Investment Partners, a global sports assets fund launched with an anchor strategic partnership from SURJ Sports Investments, the sports investment arm of Public Investment Fund, the Kingdom of Saudi Arabia’s Sovereign Fund. Enfield Investment Partners invests in teams, clubs, leagues and sports-driven real estate opportunities throughout the world with a focus on North America and Saudi Arabia. In 2024, Mr. Silverstein was appointed to serve as a director of Al-Ahli FC (Saudi Pro League). Mr. Silverstein was co-owner of, and Alternate Governor for, Houston Dynamo FC (Major League Soccer) from 2015 to 2021, the Houston Dash (National Women’s Soccer League) from 2015 to 2021, and the co-owner and Director of Swansea City AFC (English Football League Championship) from 2020 to 2024. Mr. Silverstein is an investor in, and senior advisor to, Devoted Health beginning in 2018. Mr. Silverstein is a Vision Circle member of the X-Prize Foundation, and he leads the WJ Silverstein Family Trust’s efforts to make soccer more accessible to children of all backgrounds by building dozens of mini soccer pitches in underfunded urban areas in partnership with the U.S. Soccer Foundation.

Mr. Silverstein earned his Bachelor of Arts in Pure Mathematics from the New College of Florida and his Master of Business Administration from the University of Michigan.

Allan Cole has served on our board of directors since inception. Dr. Cole has more than twenty years of experience in higher education and social work. Dr. Cole has served as Dean of the School of Social Work at The University of Texas at Austin since 2022, the Bert Kruger Smith Centennial Professor in Social Work since 2022, and the Robert Lee Sutherland Chair in Mental Health and Social Policy since 2025. He has served in leadership at Dell Medical School, as Deputy for Health Humanities and Technology since 2024, and as Professor of Psychiatry and Behavioral Sciences since 2025. In 2023, Dr. Cole created the Moritz Center for Societal Impact to align interdisciplinary efforts in research and scholarship, curriculum and instruction, and community partnerships to solve critical social problems and change lives. As a scholar, he is a nationally recognized authority on chronic illness, health humanities, bereavement, and spirituality and religion in social work. Dr. Cole is the author or editor of fifteen books, and his latest works include: Jumping to the Skies: Additional Lessons from Parkinson’s Disease (Cascade, 2023); Riding the Wave: Poems (Resource Publications, 2023); In the Care of Plenty: Poems (Resource Publications, 2021); Discerning the Way: Lessons from Parkinson’s Disease (Cascade, 2021), and Counseling Persons with Parkinson’s Disease (Oxford University Press, 2021). He is also the author of dozens of chapters, articles and reviews in volumes and journals related to social work, counseling and the psychology of religion. Since 2018, Dr. Cole has served on the editorial board of the Journal of Spirituality and Religion in Social Work: Social Thought (Taylor & Francis) and Pastoral Psychology (Springer) since 2005.

Dr. Cole received his Bachelor of Arts from Davidson College, his Master of Divinity in Theology from Princeton Theological Seminary, and his Master of Science in Social Work from Columbia University. Dr. Cole received his Doctor of Philosophy in the Psychology of Religion from the Princeton Theological Seminary.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company's board of directors, would interfere with the director's exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Eric Ludwig, Jacob Silverstein and Allan Cole are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Audit Committee

We have established an audit committee of the board of directors. Eric Ludwig, Allan Cole, and Jacob Silverstein serve as members of our audit committee, with Eric Ludwig serving as the chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. However, a minority of the members of the audit committee may be exempt from the heightened audit committee independence standards for one year from the date of effectiveness of the registration statement relating to our initial public offering. Eric Ludwig, Allan Cole, and Jacob Silverstein meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. As allowed under the applicable rules and regulations of the SEC and Nasdaq, we are phasing in compliance with the audit committee composition requirements prior to the end of the one-year transition period.

Each member of the audit committee is financially literate, and our board of directors has determined that Eric Ludwig qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Eric Ludwig, Allan Cole, and Jacob Silverstein serve as members of our compensation committee, with Eric Ludwig serving as the chairman of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent, subject to certain phase-in provisions. Each such person meets the independent director standard under Nasdaq listing standards applicable to members of the compensation committee.

We have adopted a compensation committee charter, which detail the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to complete the consummation of a business combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to the initial public offering to be paid either prior to or in connection with our initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the Nasdaq Rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Eric Ludwig, Allan Cole, and Jacob Silverstein. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual general meeting of shareholders (or, if applicable, an extraordinary general meeting of shareholders). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees.

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees and their respective immediate family members, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards.

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19 and is incorporated herein by reference.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	directors should not improperly fetter the exercise of future discretion;

●	duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, or contractual obligations to other entities, pursuant to which such officer or director is or will be required to present business combination opportunities to such entity. Accordingly, in the future, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our amended and restated memorandum and articles of association will provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Potential investors should also be aware of the following other potential conflicts of interest:

●	Members of our management team directly or indirectly own 7,666,667 founder shares and, accordingly may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	The approximately $0.003 per share price that the members of management team paid for the founder shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if the Company selects an acquisition target that subsequently declines in value and is unprofitable for public investors.

●	In the event we do not consummate a business combination within the completion window, the founder shares, the warrants, the private placement units, and their underlying securities will expire worthless, which could create an incentive for our officers and directors to complete any transaction, regardless of its ultimate value.

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated.

●	Our sponsor has agreed to waive their redemption rights with respect to any founder shares, private shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our sponsor has agreed to waive their redemption rights with respect to any founder shares and private shares held by them if we fail to consummate our initial business combination within 24 months from the closing of the initial public offering. If we do not complete our initial business combination within such applicable time period, the funds held in the trust account will be used to fund the redemption of only our public shares, and the private units and underlying securities will not be redeemed. The founder shares will not, subject to certain exceptions, be transferred, assigned, sold or released from escrow until six months after the date of the consummation of our initial business combination, or earlier, if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their shares for cash, securities or other property. Since members of our management may directly or indirectly own ordinary shares and rights following our initial public offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to complete our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our sponsor, officers or directors, or their respective affiliates, may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor, officers or directors, or their respective affiliates, to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into working capital units at a price of $10.00 per unit at the option of the lender. Such working capital units would be identical to the private units sold in the private placement.

●	We will reimburse our sponsor or an affiliate thereof in an amount equal to $25,000 per month for the services of Leo Kofman, our Chief Financial Officer and Chief Operating Officer, and for office space and other services made available to us, as described the registration statement relating to our initial public offering. Upon consummation of our initial public offering, we will repay up to $400,000 in loans made to us by our sponsor to cover a portion of the expenses of our initial public offering. Additionally, members of our management team will be entitled to reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. As a result, there may be actual or potential material conflicts of interest between members of our management team, our sponsor and its affiliates on one hand, and purchasers of our Class A ordinary shares.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our directors and officers have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our directors and officers and certain of our affiliates currently have fiduciary duties or contractual obligations that may present a conflict of interest:

Individual	Entity	Entity’s Business	Affiliation
Lorne Abony	Texas Venture Partners	Venture capital firm	Managing Partner
	Einride AB	Technology/Freight company	Chairman of the M&A Committee of the Board
	SEEQC	Quantum control systems company	Chairman of the M&A Committee of the Board
	Callers.ai	AI sales automation	Chairman of the Board
Leo Kofman	None	None	None
Eric Ludwig	Melony.ai	Technology company	Advisor
	Einride AB	Technology/Freight company	Special Advisor to Chief Executive Officer
	Red Elk Studios Private Limited	Mobile gaming services	Chief Business Officer
	First Time Media	Mobile subscription app	Advisor
	Callers.ai	AI sales automation	Board Member
	Afero	IoT SaaS platform	Part Time Chief Financial Officer
	Bonsai	Freelance labor platform	Advisor
Jacob Silverstein	DC United	Professional soccer team (US)	Co-Owner
	Brisbane Bullets	Professional basketball team (Australia)	Co-Owner
	Major League Soccer	Professional soccer league (US)	Board Member
	Stormlight Ventures	Family office	Chairman and Chief Executive Officer
	Enfield Investment Partners	Global sports asset fund	Co-Founder and Chairman
	Al-Ahli FC	Professional soccer team (Saudi Arabia)	Board Member
	Devoted Health	Healthcare Organization	Senior Advisor
Allan Cole	University of Texas at Austin	Education	Faculty
	Dell Medical School	Education	Faculty
	Moritz Center for Societal Impact	Education	Faculty
	Parkinson’s Foundation	Philanthropy	Board Member

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated memorandum and articles of association will provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor or any affiliate of it, subject to certain approvals and consents.

In the event that we submit our initial business combination to our shareholders for a vote, our sponsor has agreed to vote any founder shares and private placement shares held by them and any public shares purchased during or after our initial public offering in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Item 11. Executive Compensation

Executive Officers and Director Compensation

None of our officers or directors has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee.

Clawback Policy

We have adopted a compensation recovery policy that is compliant with Nasdaq listing rules as required by the Dodd-Frank Act.

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our shares as of the date of this Report:

●	each person known by us to be the beneficial owner of more than 5% of the outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns ordinary shares; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. The following table does not reflect record or beneficial ownership of any shares issuable upon exercise of warrants as these warrants are not exercisable within 60 days of the date of this Annual Report.

	Class A Shares		Class B Shares
Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class
Abony Sponsor I, LLC(3)(4)	465,000	2.0%	7,666,667	100%
Lorne Abony(3)	465,000	2.0%	7,666,667	100%
Leo Kofman(5)	–	–	–	–
Eric Ludwig(5)	–	–	–	–
Jacob Silverstein(5)	–	–	–	–
Allan Cole(5)	–	–	–	–
All officers and directors as a group (5 persons)	465,000	2.0%	7,666,667	100%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Abony Acquisition Corp. I, 1700 S Lamar Blvd, Suite #338, Austin, Texas 78704.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares immediately prior to, concurrently with or immediately following the consummation of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment described in the registration statement section entitled “Description of Securities.”

(3)	Abony Sponsor I LLC, our sponsor, is the record holder of such shares. Mr. Abony indirectly controls the management of the sponsor and has voting and investment discretion with respect to the ordinary shares held of record by the sponsor. Mr. Abony disclaims any beneficial ownership of any securities held by the sponsor except to the extent of his pecuniary interest therein.

(4)	The non-managing sponsor investors have purchased through the sponsor, an aggregate of 415,000 of the 465,000 private placement units purchased by our sponsor at a price of $10.00 per unit ($4,150,000 in the aggregate); in connection with the non-managing sponsor investors’ purchase, through the sponsor, the private placement units allocated to it in connection with the closing of the initial public offering, the sponsor issued membership interests at a nominal purchase price ($0.003) to the non-managing sponsor investors at the closing of the initial public offering reflecting interests in an aggregate of 3,320,000 founder shares held by sponsor. The non-managing sponsor investors are not granted any shareholder or other rights in addition to those afforded to our other public shareholders and will only be issued membership interests in the sponsor, with no right to control the sponsor or vote or dispose of any securities held by the sponsor, including the founder shares held by the sponsor.

(5)	Excludes securities in which this individual holds an indirect interest through an ownership interest in our sponsor.

Changes in Control

None.

Item 13. Certain Relationships And Related Party Transactions, And Director Independences

Founder Shares

On November 28, 2025, our sponsor paid an aggregate of $25,000 to cover certain of our offering costs in exchange for 5,750,000 founder shares. On December 16, 2025, we issued an additional 1,916,667 founder shares through a share capitalization resulting in the sponsor holding 7,666,667 founder shares in the aggregate, so that our initial shareholders will own approximately 25% of our issued and outstanding ordinary shares after the IPO (assuming they do not purchase any units in the IPO). Up to 1,000,000 of the founder shares were subject to surrender for no consideration depending on the extent to which the underwriters’ over-allotment option is exercised. As a result of the underwriters’ election to fully exercise their over-allotment option, 1,000,000 founder shares are no longer subject to forfeiture by the Sponsor.

Private Placement Units

Our sponsor and BTIG have purchased an aggregate of 695,000 private placement units at a price of $10.00 per unit, for an aggregate purchase price of $6,950,000, in a private placement that closed simultaneously with the closing of the IPO. Of those private placement units, our sponsor purchased 465,000 private placement units and BTIG purchased 230,000 private placement units. Each private placement unit consists of one Class A ordinary share and one-third of one warrant, with each whole warrant exercisable to purchase one Class A ordinary share at $11.50 per share.

Registration Rights

The holders of the (i) founder shares, which were issued in a private placement prior to the closing of the initial public offering, (ii) private placement units (and the securities comprising such units and the Class A ordinary shares issuable upon exercise of the private placement warrants comprising part of such units) which were issued in a private placement simultaneously with the closing of the initial public offering and (iii) private placement units (and the securities comprising such units and the Class A ordinary shares issuable upon exercise of the private placement warrants comprising part of such units) that may be issued upon conversion of working capital loans will have registration rights to require us to register a sale of any of our securities held by them and any other securities of the company acquired by them prior to the consummation of our initial business combination pursuant to a registration rights agreement to be signed prior to or on the effective date of our initial public offering. Pursuant to the registration rights agreement and $1,500,000 of working capital loans are converted into private placement units, we will be obligated to register up to 8,793,334 Class A ordinary shares and 281,667 warrants. The number of Class A ordinary shares include (i) 7,666,667 ordinary shares to be issued upon conversion of the founder shares, (ii) 695,000 Class A ordinary shares comprising part of the private placement units and 231,667 Class A ordinary shares underlying the private placement warrants comprising part of such private placement units, (iii) 150,000 Class A ordinary shares comprising part of the private placement units issued upon conversion of working capital loans and (iv) 50,000 Class A ordinary shares underlying the private placement warrants included in such private placement units. The number of warrants includes up to 231,667 private placement warrants included in the private placement units and 50,000 private placement warrants comprising part of the private placement units issued upon the conversion of working capital loans. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. Notwithstanding anything to the contrary, BTIG may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement relating to our initial public offering. In addition, BTIG may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement relating to our initial public offering. We will bear the expenses incurred in connection with the filing of any such registration statements.

Promissory Note — Related Party

Our sponsor agreed to loan us up to $400,000 to cover expenses related to the IPO pursuant to a promissory note. The promissory note is non-interest bearing, unsecured and due on the earlier of the consummation of the IPO or the date on which we determine not to proceed with the IPO.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Shareholders, the Sponsor, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required. Each Working Capital Loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial Business Combination, without interest, or, at holder’s discretion, up to $1,500,000 of such loans may be convertible into private placement units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the private placement units.

Administrative Support Agreement

Upon consummation of the IPO, we entered into an agreement to pay up to $25,000 per month for office space and certain administrative services provided by an affiliate of our sponsor. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. Our board of directors has determined that Eric Ludwig, Jacob Silverstein and Allan Cole are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules.

Related Party Policy

The audit committee of our board of directors has adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy include: (i) our directors, nominees for director or officers or any person who has served in such roles since the beginning of the most recent fiscal year, even if he or she does not currently serve in that role; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders and (v) if the related party is a director or an immediate family member of a director, the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our sponsor, officers or directors, or their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, including the following payments, all of which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account:

●	Repayment of up to an aggregate of $400,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	Reimbursement for the services of Leo Kofman, our Chief Financial Officer and Chief Operating Officer, and for office space and other services made available to us by our sponsor in an amount equal to $25,000 per month;

●	Payment of advisory, consulting, success or finder fees to our sponsor, officers or directors, or their respective affiliates, in connection with the consummation of our initial business combination, which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust accounts;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination; and

●	Repayment of loans which may be made by our sponsor, officers or directors, or their respective affiliates, to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the private placement units. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

Item 14. Principal Accountant Fees and Services

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the period from November 13, 2025 (inception) through December 31, 2025, fees for our independent registered public accounting firm were approximately $59,850 for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2025 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the period from November 13, 2025 (inception) through December 31, 2025, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the period from November 13, 2025 (inception) through December 31, 2025, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the period from November 13, 2025 (inception) through December 31, 2025, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Part IV

Item 15. Exhibit And Financial Statement Schedules

(a)	The following documents are filed as a part of this Report:

(1)	Financial statements: Our financial statements are listed in the “Index to Audited Financial Statements” on page F-1.

(2)	Financial statement schedules: None

(3)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit Index

Exhibit Number	Description of Document
3.1	Memorandum and Articles of Association (2)
3.2	Amended and Restated Memorandum and Articles of Association (1)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Ordinary Share Certificate (2)
4.3	Specimen Warrant Certificate (included in Exhibit 4.4) (2)
4.4	Warrant Agreement, dated February 18, 2026, between the Company and Continental Stock Transfer & Trust Company (1)
4.5*	Description of Securities
10.1	Letter Agreement, dated February 18, 2026, among the Company, its directors and officers and Abony Sponsor I LLC (1)
10.2	Investment Management Trust Agreement, dated February 18, 2026, between the Company and Continental Stock Transfer & Trust Company (1)
10.3	Registration Rights Agreement, dated February 18, 2026, among the Company, Abony Sponsor I LLC and the holders signatory thereto (1)
10.4	Services Agreement, dated February 18, 2026, between the Company, Abony Sponsor I LLC, and Leo Kofman (1)
10.5	Form of Indemnity Agreement (2)
10.6	Promissory Note issued to Abony Sponsor I LLC (2)
10.7	Private Placement Units Purchase Agreement, dated February 18, 2026, between the Company and Abony Sponsor I LLC (1)
10.8	Private Placement Units Purchase Agreement, dated February 18, 2026, between the Company and BTIG, LLC (1)
14	Code of Conduct and Ethics (2)
19*	Insider Trading Policy
31.1**	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Compensation Recovery Policy
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document
101.CAL	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

*	Filed herewith

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on February 20, 2026.

(2)	Incorporated by reference to our Registration Statement on Form S-1 (File Number 333-292465), as amended, initially filed with the SEC on December 29, 2025.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2026	ABONY ACQUISITION CORP. I

	By:	/s/ Lorne Abony
	Name:	Lorne Abony
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Lorne Abony	Chief Executive Officer and Director	March 27, 2026
Lorne Abony	(Principal Executive Officer)

/s/ Leo Kofman	Chief Financial Officer and Chief Operating Officer	March 27, 2026
Leo Kofman	(Principal Financial and Accounting Officer)

/s/ Eric Ludwig	Director	March 27, 2026
Eric Ludwig

/s/ Jacob Silverstein	Director	March 27, 2026
Jacob Silverstein

/s/ Allan Cole	Director	March 27, 2026
Allan Cole

ABONY ACQUISITION CORP. I

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Abony Acquisition Corp. I:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Abony Acquisition Corp. I (the “Company”) as of December 31, 2025, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the period from November 13, 2025 (inception) through December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the period from November 13, 2025 (inception) through December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the entity’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.4

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2025.

New York, New York

March 27, 2026

PCAOB ID Number 100

ABONY ACQUISITION CORP. I

BALANCE SHEET

DECEMBER 31, 2025

Assets:
Prepaid expenses	$40,000
Total Current Assets	40,000
Deferred offering costs	351,275
Total Assets	$391,275

Liabilities and Shareholder’s Deficit:
Accrued expenses	$33,875
Accrued offering costs	307,325
Promissory note - related party	124,790
Total Liabilities	465,990

Commitments and Contingencies (Note 6)

Shareholder’s Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,666,667 shares issued and outstanding(1)	767
Additional paid-in capital	24,233
Accumulated deficit	(99,715)
Total Shareholder’s Deficit	(74,715)
Total Liabilities and Shareholder’s Deficit	$391,275

(1)	Includes up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On February 20, 2026, the underwriters exercised their over-allotment option in full to be settled as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 1,000,000 founder shares are no longer subject to forfeiture by the Sponsor (Note 7).

The accompanying notes are an integral part of the financial statements.

ABONY ACQUISITION CORP. I

STATEMENT OF OPERATIONS

For the Period from November 13, 2025 (Inception) Through December 31,
2025
General and administrative costs	$99,715
Loss from operations	(99,715)

Net loss	$(99,715)

Basic and diluted weighted average shares outstanding, Class B ordinary shares (1)	6,666,667

Basic and diluted net loss per share, Class B ordinary shares	$(0.01)

(1)	Excludes up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters On February 20, 2026, the underwriters exercised their over-allotment option in full to be settled as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 1,000,000 founder shares are no longer subject to forfeiture by the Sponsor (Note 7).

The accompanying notes are an integral part of the financial statements.

ABONY ACQUISITION CORP. I

STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE PERIOD FROM NOVEMBER 13, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — November 13, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor(1)	—	—	7,666,667	767	24,233	—	25,000

Net loss	—	—	—	—	—	(99,715)	(99,715)

Balance – December 31, 2025	—	$—	7,666,667	$767	$24,233	$(99,715)	$(74,715)

(1)	Includes up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On February 20, 2026, the underwriters exercised their over-allotment option in full to be settled as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 1,000,000 founder shares are no longer subject to forfeiture by the Sponsor (Note 7).

The accompanying notes are an integral part of these financial statements.

ABONY ACQUISITION CORP. I

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM NOVEMBER 13, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Cash Flows from Operating Activities:
Net loss	$(99,715)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative costs paid through promissory note - related party	60,840
General and administrative costs paid through issuance of Class B ordinary shares	5,000
Changes in operating assets and liabilities:
Accrued expenses	33,875
Net cash used in operating activities	—

Net Change in Cash	—
Cash – Beginning of period	—
Cash – End of period	$—

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$307,325
Deferred offering costs paid through promissory note - related party	$43,950
Prepaid expenses paid through promissory note – related party	20,000
Prepaid expenses paid by Sponsor through issuance of Class B ordinary shares	$20,000

The accompanying notes are an integral part of the financial statements.

ABONY ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 1 — Organization and Business Operations

Abony Acquisition Corp. I (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on November 13, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target, and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company.

As of December 31, 2025, the Company has not commenced any operations. All activity for the period from November 13, 2025 (inception) through December 31, 2025 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Abony Sponsor I LLC (the “Sponsor”).

The registration statement for the Company’s Initial Public Offering was declared effective on January 30, 2026. On February 20, 2026, the Company consummated its initial public offering (“Initial Public Offering”), which consisted of 23,000,000 units (the “Units”), including the exercise in full by the underwriters of an option to purchase up to 3,000,000 Units at the offering price to cover over-allotments. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 695,000 units (the “Private Placement Units”) to the Sponsor and BTIG, LLC, the representative of the underwriters, at $10.00 per Unit, generating gross proceeds of $6,950,000. Of those 695,000 Private Placement Units, the Sponsor purchased 465,000 Private Placement Units and BTIG, LLC purchased 230,000 Private Placement Units.

Each Unit will consist of one Class A ordinary share (the “Public Shares”) and one-third of one redeemable warrant (the “Public Warrants”). Each Private Placement Unit will consist of one Class A ordinary share (the “Private Placement Share”) and one-third of one redeemable warrant (the “Private Placement Warrant”). Each whole Public Warrant and Private Placement Warrant (together the “Warrants”) entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share.

Transaction costs amounted to $13,314,254, consisting of $4,600,000 of cash underwriting fee, $8,050,000 of deferred underwriting fee, and $664,254 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement Units, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

ABONY ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Following the closing of the Initial Public Offering on February 20, 2026, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Units, was held in a trust account (the “Trust Account”) and initially invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their Public Shares, regardless of whether they abstain, vote for, or vote against, an initial Business Combination upon completion of an initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account is initially anticipated to be $10.00 per Public Share. The Public Shares are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company has only the duration of the Completion Window to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Completion Window, the Company will as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

ABONY ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

The Sponsor, officers and directors (“Initial Shareholders”) entered into a letter agreement with the Company, pursuant to which they agree to waive their redemption rights with respect to any shares held by them in connection with the completion of an initial Business Combination. Additionally, the Sponsor, officers and directors will agree to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and Private Placement Shares if the Company fails to complete an initial Business Combination within the prescribed time frame, although they will be entitled to liquidating distributions from assets outside the Trust Account. If the Company does not complete the initial Business Combination within the prescribed time frame, the Private Placement Units (and the securities comprising such units) will be worthless. Furthermore, the initial shareholders will agree not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of (i) six months after the completion of the initial Business Combination or (ii) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, (1) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in our shareholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the lock-up. The Private Placement Units (including the securities comprising such units and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable until 30 days following the completion of the initial Business Combination. Because each of the officers and directors will own ordinary shares or units directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate the initial Business Combination.

The Company’s Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to December 31, 2025 were satisfied through the loan under an unsecured promissory note from the Sponsor of up to $400,000 (see Note 5). As of December 31, 2025, the Company had no cash and working capital deficit of $425,990.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into private units at a price of $10.00 per unit. Such private units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2025, there were no Working Capital Loans outstanding.

ABONY ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business.

However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the Completion Window to complete the initial Business Combination. Management has determined that after the Initial Public Offering closed on February 20, 2026, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the financial statements.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

ABONY ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash or cash equivalents as of December 31, 2025.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants included in the Units and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity. Offering costs allocated to the Public Warrants and the Private Placement Units were charged to shareholder’s deficit as the underlying financial instruments, after management’s evaluation, were classified within shareholder’s deficit.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

ABONY ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Net Loss per Class B Ordinary Share

Net loss per Class B ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,000,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 7). At December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per Class B ordinary share is the same as basic loss per Class B ordinary share for the period presented.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

ABONY ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Share-Based Compensation

The Company accounts for share awards in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation,” which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the share.

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, in the period of grant for awards that vest immediately and have no future service condition, or in the period the awards vest immediately after meeting a performance condition becomes probable (e.g., the occurrence of Initial Public Offering). For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited.

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their relative fair values.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on November 13, 2025, the date of its incorporation.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (ASC Topic 740): Improvements to Income Tax Disclosures” (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024 for public business entities. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

ABONY ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 3 — Initial Public Offering

Pursuant to the closing of the Initial Public Offering, the Company sold 23,000,000 Units  at a purchase price of $10.00 per Unit. Each Unit has a price of $10.00 and consists of one Class A ordinary share, and one-third of one redeemable Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each Public Warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

Warrants — There were no Public Warrants and Private Warrants issued or outstanding as of December 31, 2025. Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a Warrant and will have no obligation to settle such Warrant exercise unless a registration statement on Form S-1, Form S-3, Form F-1, or Form F-3, as applicable, under the Securities Act with respect to the Class A ordinary shares underlying the Warrants is then effective and a prospectus relating thereto is current. No Warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a Warrant unless the Class A ordinary share issuable upon such Warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a Warrant, the holder of such Warrant will not be entitled to exercise such Warrant and such Warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any Warrant. In the event that a registration statement on Form S-1, Form S-3, Form F-1, or Form F-3, as applicable, is not effective for the exercised Warrants, the purchaser of a Unit containing such Warrant will have paid the full purchase price for the Unit solely for the Class A ordinary share underlying such Unit.

Under the terms of the warrant agreement, the Company will agree that, as soon as practicable, but in no event later than 20 business days after the closing of its Business Combination, it will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the Initial Public Offering or a new registration statement on Form S-1, Form S-3, Form F-1, or Form F-3, as applicable, covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the Warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the Company’s initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the Warrants until the expiration of the Warrants in accordance with the provisions of the warrant agreement. If a registration statement on Form S-1, Form S-3, Form F-1, or Form F-3, as applicable, covering the Class A ordinary shares issuable upon exercise of the Warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

ABONY ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

If the holders exercise their Public Warrants on a cashless basis, they would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” of the Class A ordinary shares over the exercise price of the warrants by (y) the fair market value.

The “fair market value” is the average reported closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00: The Company may redeem the outstanding Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Warrant) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the Company’s initial Business Combination and ending three business days before the Company sends the notice of redemption to the Warrant holders.

Additionally, if the number of outstanding Class A ordinary shares is increased by a share capitalization payable in Class A ordinary shares, or by a subdivision of ordinary shares or other similar event, then, on the effective date of such share capitalization, subdivision or similar event, the number of Class A ordinary shares issuable on exercise of each Warrant will be increased in proportion to such increase in the outstanding ordinary shares. A rights offering made to all or substantially all holders of ordinary shares entitling holders to purchase Class A ordinary shares at a price less than the fair market value will be deemed a share capitalization of a number of Class A ordinary shares equal to the product of (i) the number of Class A ordinary shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A ordinary shares) and (ii) the quotient of (x) the price per Class A ordinary share paid in such rights offering and (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A ordinary shares, in determining the price payable for Class A ordinary shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) fair market value means the volume weighted average price of Class A ordinary shares as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the Class A ordinary shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the underwriters purchased an aggregate of 695,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, or $6,950,000. Of those 695,000 Private Placement Units, the Sponsor purchased 465,000 Private Placement Units and BTIG, LLC purchased 230,000 Private Placement Units. Each Private Placement Unit consists of one Class A ordinary share and one-third of one redeemable warrant. Each whole Private Placement Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

ABONY ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, BTIG, LLC, or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by BTIG, LLC and/or its designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority Rule 5110(g)(8).

The Sponsor, officers and directors entered into a letter agreement with the Company, pursuant to which they will agree to (i) waive their redemption rights with respect to any shares held by them in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to any shares held by them in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and Private Placement Shares if the Company fails to complete an initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete an initial Business Combination within the prescribed time frame and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares and Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of the initial Business Combination.

Note 5 — Related Party Transaction

Founder Shares

On November 28, 2025, the Initial Shareholders made capital contributions of $25,000 in the aggregate, or approximately $0.003 per share, to cover certain of the Company’s expenses, for which the Company issued 5,750,000 founder shares to the Initial Shareholders. On December 16, 2025, the Company issued additional 1,916,667 founder shares through a share capitalization resulting in the Sponsor holding 7,666,667 founder shares in the aggregate. Up to 1,000,000 of the founder shares may be surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment option is exercised. As a result of the underwriters’ election to fully exercise their over-allotment option on February 2, 2026, 1,000,000 founder shares are no longer subject to forfeiture by the Sponsor.

On January 26, 2026, the Sponsor granted membership interest equivalent to the aggregate of 175,000 founder shares to independent directors and an officer. All granted membership interests are in exchange for their services as directors and officer through the Company’s initial Business Combination. The transfer of founder shares to the independent directors and officer is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 175,000 founder shares equivalents granted to the directors and officer was $459,550 or approximately $2.63 per share. The Company established the initial fair value founder shares on January 26, 2026, using a calculation prepared by a third party valuation team which takes into consideration the implied share price of $9.88 and probability of de-SPAC and instrument-specific market adjustment of 26.6%. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of founder shares that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the transfer of founder shares. As of December 31, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

ABONY ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (i) six months after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any founder shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the Lock-up.

Promissory Note — Related Party

The Sponsor has agreed to loan the Company an aggregate of up to $400,000 to be used for a portion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note is non-interest bearing, unsecured and due at the earlier of (i) October 31, 2026 or (ii) the closing of the Initial Public Offering. As of December 31, 2025, there was $124,790 outstanding under the Promissory Note. As of February 20, 2026, there was $302,954 outstanding under the Promissory Note, which was fully settled simultaneously with the closing of the Initial Public Offering. Borrowing under the Promissory Note is no longer available.

Reimbursements to Officers

As of December 31, 2025, the Company has incurred $48,395 for the services of the Chief Financial Officer and Chief Executive Officer, reimbursable office expenses, and for office space and administrative support. These expenses are included in the general and administrative costs on the statement of operations.

Administrative Services Agreement

Commencing on the effective date of the securities of the Company are first listed, February 18, 2026, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $25,000 per month for the services of the Chief Financial Officer and Chief Operating Officer, and for office space and administrative support. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying the $25,000 per month fee. For the period from November 13, 2025 (inception) through December 31, 2025, the Company did not incur any fees of administrative services.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2025, no such Working Capital Loans were outstanding.

ABONY ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 6 — Commitments and Contingencies

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the military escalations between the United States and Iran, the ongoing Russia-Ukraine conflict and other similar geopolitical conflicts. Ongoing military escalation between the United States and Iran has heightened risks to critical infrastructure, shipping routes, and energy supplies. Any further deterioration could drive sustained increases in oil prices, disrupt global trade, contribute to macroeconomic instability, and materially height the risk of a global recession. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act. FASB ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of the new law. However, none of the tax provisions are expected to have a significant impact on the Company’s financial statements.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from these geopolitical conditions could reduce the pool of viable attractive target candidates for our initial business combination, the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Registration Rights

The holders of the (i) founder shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Placement Units (and the securities comprising such units and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) which will be issued in a private placement simultaneously with the closing of the Initial Public Offering and (iii) Private Placement Units (and the securities comprising such units and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of an initial Business Combination pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering.

The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination. Notwithstanding anything to the contrary, BTIG, LLC may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement relating to our initial public offering. In addition, BTIG, LLC may participate in a “piggy back” registration only during the seven-year period beginning on the effective date of the registration statement relating to our initial public offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements

ABONY ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 units to cover over-allotments, if any. On February 20, 2026, the underwriters exercised their over-allotment option, closing on the 3,000,000 additional Units simultaneously with the Initial Public Offering.

The underwriters were paid a cash underwriting discount of 2.00% of the gross proceeds of the units offered in the Initial Public Offering, or $4,600,000 upon the closing of the Initial Public Offering.

Additionally, the underwriters are entitled to a deferred underwriting discount of 3.50% of the gross proceeds of the Initial Public Offering held in the Trust Account, $8,050,000, payable to BTIG, LLC to be deposited in the Trust Account and released to BTIG, LLC only upon the completion of an initial Business Combination. The deferred underwriting commissions are payable as follows: (i) $0.20 per Unit sold in the Initial Public Offering is paid to BTIG, LLC in cash upon the closing of the initial Business Combination and (ii) $0.15 per Unit sold in the Initial Public Offering is payable to BTIG, LLC in cash, based on the funds remaining in the Trust Account after giving effect to public shares that are redeemed in connection with an initial Business Combination.

Note 7 — Shareholder’s Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At December 31, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. At December 31, 2025, there were 7,666,667 Class B ordinary shares issued and outstanding, of which an aggregate of up to 1,000,000 Class B ordinary shares are subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. As a result of the underwriters’ election to fully exercise their over-allotment option on February 20, 2026, 1,000,000 founder shares are no longer subject to forfeiture by the Sponsor.

The founder shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if the Company fails to consummate an initial Business Combination) concurrently with or immediately following the consummation of an initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares comprising part of the Private Placement Units and the Class A ordinary shares underlying the Private Placement Warrants), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent units issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination and any Class A ordinary shares redeemed by public shareholders in connection with any amendment to the amended and restated memorandum and articles of association made prior to the consummation of the initial Business Combination (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of our public shares if the Company does not complete the initial Business Combination within the completion window or (B) with respect to any other material provisions relating to the rights of holders of Class A ordinary shares or pre-business combination activity; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

ABONY ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Company’s amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the Company’s amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Company’s amended and restated memorandum and articles of association, such actions include amending the Company’s amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company.

There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial Business Combination, the holders of more than 50% of the Company’s ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of an initial Business Combination, only holders of the Company’s Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Company’s Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the Company’s amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of an initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

Note 8 — Segment Information

FASB ASC Topic 280, “Segment Reporting”, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

December 31,
2025
Deferred offering costs	$351,275

ABONY ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

For the Period from November 13, 2025 (Inception) through December 31, 2025
General and administrative costs	$99,715

The CODM reviews general and administrative costs to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

The CODM reviews the position of total assets available with the Company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM regularly reviews the status of deferred costs incurred to assess if these are in line with the planned use of proceeds to be raised from the public offering.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, other than noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

On January 26, 2026, the Sponsor granted membership interest equivalent to the aggregate of 175,000 founder shares to independent directors and an officer.

The registration statement for the Company’s Initial Public Offering was declared effective on January 30, 2026. On February 20, 2026, the Company consummated its Initial Public Offering, which consisted of 23,000,000 Units, generating gross proceeds to the Company of $230,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 695,000 Private Placement Units to the Sponsor and BTIG, LLC, generating gross proceeds of $6,950,000. Of those 695,000 Private Placement Units, the Sponsor purchased 465,000 Private Placement Units and BTIG, LLC purchased 230,000 Private Placement Units.

Following the closing of the Initial Public Offering on February 20, 2026, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Units, was held in the Trust Account.

.

The underwriters were paid a cash underwriting discount of 2.00% of the gross proceeds of the units offered in the Initial Public Offering, or $4,600,000 upon the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting discount of 3.50% of the gross proceeds of the Initial Public Offering held in the Trust Account, $8,050,000, payable to BTIG, LLC to be deposited in the Trust Account and released to BTIG, LLC only upon the completion of an initial Business Combination.

Upon the closing of the Initial Public Offering, the $302,954 outstanding under the Promissory Note was fully settled. Borrowings under the note are no longer available.

Commencing on the effective date of the securities of the Company are first listed, February 18, 2026, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $25,000 per month for the services of the Chief Financial Officer and Chief Operating Officer and for office space and administrative support.