Form 10-Q
period 2026-03-31
Abony Acquisition Corp. I
filed 2026-05-11
CIK 2099906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-43133

Abony Acquisition Corp. I

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1932335
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 S Lamar Blvd, Suite #338 Austin, Texas	78704
(Address of principal executive offices)	(Zip Code)

(512) 553-1770

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	AACOU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	AACO	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	AACOW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 11, 2026, there were 23,695,000 Class A ordinary shares issued and outstanding, including 23,000,000 Class A ordinary shares included in the Units sold in the Initial Public Offering and 695,000 Class A ordinary shares included in the Private Placement Units, and 7,666,667 Class B ordinary shares issued and outstanding.

ABONY ACQUISITION CORP. I

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ABONY ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

	March 31,
	2026	December 31,
	(Unaudited)	2025
Assets:
Current Assets
Cash	$1,324,398	$—
Prepaid expenses	83,096	40,000
Prepaid insurance	60,312	—
Total Current Assets	1,467,806	40,000
Deferred offering costs	—	351,275
Prepaid insurance – long term	53,132	—
Investments held in Trust Account	230,828,386	—
Total Assets	$232,349,324	$391,275
Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit:
Current Liabilities
Accounts payable and accrued expenses	$83,131	$33,875
Accrued offering costs	109,083	307,325
Promissory note – related party	—	124,790
Total Current Liabilities	192,214	465,990
Deferred underwriting fee payable	8,050,000	—
Total Liabilities	8,242,214	465,990

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 and no shares at redemption value of $10.04 and $0 per share at March 31, 2026 and December 31, 2025, respectively	230,828,386	—

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 695,000 and no shares issued and outstanding (excluding 23,000,000 and no shares subject to possible redemption) at March 31, 2026 and December 31, 2025, respectively	70	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,666,667 shares issued and outstanding at March 31, 2026 and December 31, 2025(1)	767	767
Additional paid-in capital	—	24,233
Accumulated deficit	(6,722,113)	(99,715)
Total Shareholders’ Deficit	(6,721,276)	(74,715)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$232,349,324	$391,275

(1)	Includes up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. In December 2025, the Company issued additional 1,916,667 founder shares through a share capitalization resulting in the Sponsor holding 7,666,667 founder shares in the aggregate. All share and per-share data have been retrospectively presented (see Note 5 and Note 7). On February 20, 2026, the underwriters exercised their over-allotment option in full to be settled as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 1,000,000 founder shares are no longer subject to forfeiture by the Sponsor (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ABONY ACQUISITION CORP. I

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

Formation, general and administrative costs	$282,307
Loss from operations	(282,307)

Other income:
Interest earned on investments held in Trust Account	828,386
Total other income	828,386

Net income	$546,079

Basic weighted average shares outstanding, Class A ordinary shares	10,267,833

Basic net income per share, Class A ordinary shares	$0.03

Diluted weighted average shares outstanding, Class A ordinary shares	10,267,833

Diluted net income per share, Class A ordinary shares	$0.03

Basic weighted average shares outstanding, Class B ordinary shares (1)	7,100,000

Basic net income per share, Class B ordinary shares	$0.03

Diluted weighted average shares outstanding, Class B ordinary shares (1)	7,666,667

Diluted net income per share, Class B ordinary shares	$0.03

(1)	Includes up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On February 20, 2026, the underwriters exercised their over-allotment option in full to be settled as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 1,000,000 founder shares are no longer subject to forfeiture by the Sponsor (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ABONY ACQUISITION CORP. I

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

 FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	—	$—	7,666,667	$767	$24,233	$(99,715)	$(74,715)

Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(9,374,554)	(7,168,477)	(16,543,031)

Sale of Private Placement Units	695,000	70	—	—	6,949,930	—	6,950,000

Fair value of Public Warrants at issuance	—	—	—	—	2,568,333	—	2,568,333

Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(167,942)	—	(167,942)

Net income	—	—	—	—	—	546,079	546,079

Balance – March 31, 2026 (unaudited)	695,000	$70	7,666,667	$767	$—	$(6,722,113)	$(6,721,276)

(1)	Includes up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. In December 2025, the Company issued additional 1,916,667 founder shares through a share capitalization resulting in the Sponsor holding 7,666,667 founder shares in the aggregate. All share and per-share data have been retrospectively presented (see Note 5 and Note 7). On February 20, 2026, the underwriters exercised their over-allotment option in full to be settled as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 1,000,000 founder shares are no longer subject to forfeiture by the Sponsor (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ABONY ACQUISITION CORP. I

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$546,079
Adjustments to reconcile net income to net cash used in operating activities:
Payment of operation costs through promissory note	29,799
Interest earned on investments held in Trust Account	(828,386)
Changes in operating assets and liabilities:
Prepaid expenses	(5,596)
Prepaid insurance	(60,312)
Prepaid insurance – long term	(53,132)
Accounts payable and accrued expenses	49,256
Net cash used in operating activities	(322,292)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	225,400,000
Proceeds from sale of Private Placement Units	6,950,000
Repayment of promissory note - related party	(302,954)
Payment of offering costs	(400,356)
Net cash provided by financing activities	231,646,690

Net Change in Cash	1,324,398
Cash – Beginning of period	—
Cash – End of period	$1,324,398

Noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$71,835
Deferred offering costs paid through promissory note - related party	$70,865
Prepaid expenses paid through promissory note – related party	$37,500
Deferred underwriting fee payable	$8,050,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ABONY ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

As of March 31, 2026, the Company has not commenced any operations. All activity for the period from November 13, 2025 (inception) through March 31, 2026 relates to the Company’s formation, Initial Public Offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Abony Sponsor I LLC (the “Sponsor”).

The registration statement for the Company’s Initial Public Offering was declared effective on January 30, 2026. On February 20, 2026, the Company consummated its Initial Public Offering, which consisted of 23,000,000 units (the “Units”), including the exercise in full by the underwriter of an option to purchase up to 3,000,000 Units at the offering price to cover over-allotments. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 695,000 units (the “Private Placement Units”) to the Sponsor and BTIG, LLC, the representative of the underwriter, at $10.00 per Unit, generating gross proceeds of $6,950,000. Of those 695,000 Private Placement Units, the Sponsor purchased 465,000 Private Placement Units and BTIG, LLC purchased 230,000 Private Placement Units.

Each Unit consists of one Class A ordinary share (the “Public Shares”) and one-third of one redeemable warrant (the “Public Warrants”). Each Private Placement Unit consists of one Class A ordinary share (the “Private Placement Share”) and one-third of one redeemable warrant (the “Private Placement Warrant”). Each whole Public Warrant and Private Placement Warrant (together, the “Warrants”) entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share.

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

ABONY ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Note 1 — Organization and Business Operations (cont.)

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their Public Shares, regardless of whether they abstain, vote for, or vote against, an initial Business Combination upon completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations. The amount deposited in the Trust Account at the time of the Initial Public Offering was $10.00 per Public Share. The Public Shares are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

The Sponsor, officers and directors (“Initial Shareholders”) entered into a letter agreement with the Company, pursuant to which they agree to waive their redemption rights with respect to any shares held by them in connection with the completion of an initial Business Combination. Additionally, the Sponsor, officers and directors will agree to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and Private Placement Shares if Company fails to complete an initial Business Combination within the prescribed time frame, although they will be entitled to liquidating distributions from assets outside the Trust Account. If the Company does not complete the initial Business Combination within the prescribed time frame, the Private Placement Units (and the securities comprising such units) will be worthless. Furthermore, the Initial Shareholders will agree not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of (i) six months after the completion of the initial Business Combination or (ii) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, (1) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the shareholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the lock-up. The Private Placement Units (including the securities comprising such units and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable until 30 days following the completion of the initial Business Combination. Because each of the officers and directors will own ordinary shares or units directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate an initial Business Combination.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2026, the Company had $1,324,398 in cash and had working capital of $1,275,592.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into private units at a price of $10.00 per unit. Such private units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2026, there were no Working Capital Loans outstanding.

ABONY ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Note 1 — Organization and Business Operations (cont.)

Liquidity, Capital Resources and Going Concern (cont.)

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the Completion Window to complete the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 19, 2026, the Company’s Current Report on Form 8-K, as filed with the SEC on February 27, 2026, as well as the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 27, 2026. The interim results for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any future periods.

Emerging Growth Company

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

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

ABONY ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Note 2 — Significant Accounting Policies (cont.)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,324,398 and $0 in cash as of March 31, 2026 and December 31, 2025, respectively, and no cash equivalents.

Investments Held in Trust Account

As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account amounted to $230,828,386 and $0, respectively. As of March 31, 2026, the assets held in the Trust Account are held in money market funds which are invested primarily in U.S. treasury securities. Investments in money market funds are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Interest and dividends earned from investments in these securities are included in the accompanying unaudited condensed statement of operations.

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

Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants included in the Units and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity. Offering costs allocated to the Public Warrants and the Private Placement Units were charged to shareholders’ deficit as the underlying financial instruments, after management’s evaluation, were classified within shareholders’ deficit.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature, except for warrants; see Note 8 for more information.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

The U.S. federal income tax consequences of a potential redemption of Class A ordinary shares are discussed in Item IA. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 27, 2026.

Share-Based Compensation

The Company accounts for share awards in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation,” which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the share.

ABONY ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Note 2 — Significant Accounting Policies (cont.)

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and then to accumulated deficit. Accordingly, as of March 31, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet. As of March 31, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(2,568,333)
Public Shares issuance costs	(13,146,312)
Plus:
Accretion of Class A ordinary shares to redemption amount	16,543,031
Class A Ordinary Shares subject to possible redemption, March 31, 2026	$230,828,386

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. Diluted net income per share attributable to ordinary shareholders adjusts the basic net income per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, they have been excluded from the calculation of diluted income per ordinary share for the period presented.

Founder shares issued to the Sponsor were subject to forfeiture contingent upon the exercise of the underwriters’ over-allotment option. For purposes of diluted income per ordinary share, the founder shares are included in the denominator as of the beginning of the interim period in which the contingent condition was satisfied. Accordingly, the founder shares are included in the calculation of diluted earnings per share as if outstanding from the beginning of the interim period upon the full exercise of the over-allotment option on February 20, 2026.

ABONY ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Note 2 — Significant Accounting Policies (cont.)

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended March 31, 2026
	Basic		Diluted
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$322,841	$223,238	$312,641	$233,438
Denominator:
Weighted-average shares outstanding	10,267,833	7,100,000	10,267,833	7,666,667
Basic and diluted net income per ordinary share	$0.03	$0.03	$0.03	$0.03

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

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

Warrants — There are 7,666,667 Public Warrants and 231,667 Private Warrants currently outstanding. Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

ABONY ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Note 3 — Initial Public Offering (cont.)

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

ABONY ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Note 5 — Related Party Transactions

Founder Shares

On November 28, 2025, the Initial Shareholders made capital contributions of $25,000 in the aggregate, or approximately $0.003 per share, to cover certain of the Company’s expenses, for which the Company issued 5,750,000 founder shares to the Initial Shareholders. On December 16, 2025, the Company issued additional 1,916,667 founder shares through a share capitalization resulting in the Sponsor holding 7,666,667 founder shares in the aggregate. All share and per-share data have been retrospectively presented. Up to 1,000,000 of the founder shares may be surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment option is exercised. As a result of the underwriters’ election to fully exercise their over-allotment option on February 2, 2026, 1,000,000 founder shares are no longer subject to forfeiture by the Sponsor.

On January 26, 2026, the Sponsor granted membership interest equivalent to the aggregate of 175,000 founder shares to independent directors and an officer. All granted membership interests are in exchange for their services as directors and officer through the Company’s initial Business Combination. The transfer of founder shares to the independent directors and officer is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 175,000 founder shares equivalents granted to the directors and officer was $459,550 or approximately $2.63 per share. The Company established the initial fair value founder shares on January 26, 2026, using a calculation prepared by a third party valuation team which takes into consideration the implied share price of $9.88 and probability of de-SPAC and instrument-specific market adjustment of 26.6%. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of founder shares that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the transfer of founder shares. As of March 31, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

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

Promissory Note — Related Party

The Sponsor has agreed to loan the Company an aggregate of up to $400,000 to be used for a portion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note is non-interest bearing, unsecured and due at the earlier of (i) October 31, 2026 or (ii) the closing of the Initial Public Offering. As of February 20, 2026, there was $302,954 outstanding under the Promissory Note, which was fully settled simultaneously with the closing of the Initial Public Offering. Borrowings under the Promissory Note are no longer available.

Reimbursements to Officers

For the three months ended March 31, 2026, the Company has incurred $37,450 for the services of the Chief Financial Officer and Chief Executive Officer, reimbursable office and travel expenses, and for office space and administrative support. These expenses are included in formation, general and administrative costs on the unaudited condensed statement of operations.

Administrative Services Agreement

Commencing on the effective date of the securities of the Company are first listed, February 18, 2026, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $25,000 per month for the services of the Chief Financial Officer and Chief Operating Officer, and for office space and administrative support. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying the $25,000 per month fee. For the three months ended March 31, 2026, the Company incurred and paid $50,000 in fees for these services. These expenses are included in formation, general and administrative costs on the unaudited condensed statement of operations.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required on a non-interest basis. If the Company completes an initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

ABONY ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act. FASB ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of the new law. However, none of the tax provisions are expected to have a significant impact on the Company’s unaudited condensed financial statements.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from these geopolitical conditions could reduce the pool of viable attractive target candidates for an initial Business Combination, the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Registration Rights

The holders of the (i) founder shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Placement Units (and the securities comprising such units and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) which were issued in a private placement simultaneously with the closing of the Initial Public Offering and (iii) Private Placement Units (and the securities comprising such units and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) that may be issued upon conversion of Working Capital Loans have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of an initial Business Combination pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering.

The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination. Notwithstanding anything to the contrary, BTIG, LLC may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement relating to the Company’s Initial Public Offering. In addition, BTIG, LLC may participate in a “piggyback” registration only during the seven-year period beginning on the effective date of the registration statement relating to the Company’s Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

ABONY ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At March 31, 2026, there were 695,000 of Class A ordinary shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption). At December 31, 2025, there were no Class A ordinary shares issued and outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. At March 31, 2026 and December 31, 2025, there were 7,666,667 Class B ordinary shares issued and outstanding, of which an aggregate of up to 1,000,000 Class B ordinary shares are subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. As a result of the underwriters’ election to fully exercise their over-allotment option on February 20, 2026, 1,000,000 founder shares are no longer subject to forfeiture by the Sponsor.

The founder shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if the Company fails to consummate an initial Business Combination) concurrently with or immediately following the consummation of an initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares comprising part of the Private Placement Units and the Class A ordinary shares underlying the Private Placement Warrants), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent units issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination and any Class A ordinary shares redeemed by public shareholders in connection with any amendment to the amended and restated memorandum and articles of association made prior to the consummation of the initial Business Combination (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete an initial Business Combination within the completion window or (B) with respect to any other material provisions relating to the rights of holders of Class A ordinary shares or pre-business combination activity; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

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

There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial Business Combination, the holders of more than 50% of the Company’s ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of an initial Business Combination, only holders of the Company’s Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the Company’s constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Company’s Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the Company’s amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of an initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

ABONY ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Note 8 — Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

At March 31, 2026, assets held in the Trust Account were comprised of $230,828,386 in money market funds which are invested primarily in U.S. Treasury Securities. Through March 31, 2026, the Company did not withdraw interest earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2026	December 31, 2025
Assets:
Investments held in Trust Account	1	$230,828,386	$—

The fair value of the Public Warrants issued in the Initial Public Offering is $2,568,333, or approximately $0.34 per Public Warrant. The Public Warrants issued in the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. The fair value of the Public Warrants was calculated utilizing a Monte Carlo simulation. The following table presents the quantitative information regarding market assumptions used in the level 3 valuation of the Public Warrants issued in the Initial Public Offering:

February 20, 2026
Remaining term (years)	7.0
Probability of de-SPAC and instrument-specific market adjustment	28.90%
Risk-free rate (continuous)	3.78%
Implied Class A share price	$9.85

Note 9 — Segment Information

FASB ASC Topic 280, “Segment Reporting”, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

ABONY ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Note 9 — Segment Information (cont.)

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statement of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	March 31, 2026	December 31, 2025
Investments held in Trust Account	$230,828,386	$—
Cash	$1,324,398	$—

For the Three Months Ended March 31, 2026
Formation, general and administrative costs	$282,307
Interest earned on investments held in Trust Account	$828,386

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement.

The CODM reviews formation, general and administrative costs to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews formation, general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general and administrative costs, as reported on the unaudited condensed statement of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the unaudited condensed statement of operations and described within their respective disclosures.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date and through the date that the unaudited condensed financial statements is issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Abony Acquisition Corp. I. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Abony Sponsor I LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s securities filings can be accessed on the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 13, 2025 (inception) through March 31, 2026 were organizational activities and those necessary to prepare for the initial public offering, described below, and, after our initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. Subsequent to the initial public offering, we generate non-operating income in the form of interest income on cash held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income of $546,079, which consists of interest earned on investments held in Trust Account of $828,386, offset by formation, general and administrative costs of $282,307.

Liquidity and Capital Resources

On February 20, 2026, the Company consummated its Initial Public Offering, which consisted of 23,000,000 Units, including the exercise in full by the underwriter of an option to purchase up to 3,000,000 Units at the offering price to cover over-allotments. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000. Simultaneously with the closing of the IPO, the Company consummated the sale of 695,000 Private Placement Units to the Sponsor and BTIG, LLC, the representative of the underwriter, at $10.00 per Unit, generating gross proceeds of $6,950,000.

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

For the three months ended March 31, 2026, net cash used in operating activities was $322,292. Net income of $546,079 was affected by payment of operation costs through promissory note of $29,799 and interest earned on investments held in in Trust Account of $828,386. Changes in operating assets and liabilities used $69,784 of cash from operating activities.

As of March 31, 2026, we had investments held in the Trust Account of $230,828,386 (including $828,386 of interest income). We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $1,324,398. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than to pay an affiliate of the Sponsor an aggregate of $25,000 per month for the services of the Chief Financial Officer and Chief Operating Officer, and for office space and administrative support.

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

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and then to accumulated deficit.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. Diluted net income per share attributable to ordinary shareholders adjust the basic net income per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, they have been excluded from the calculation of diluted income per ordinary share for the periods presented.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarterly period ended March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 20, 2026, the Company consummated its Initial Public Offering, which consisted of 23,000,000 Units, including the exercise in full by the underwriter of an option to purchase up to 3,000,000 Units at the offering price to cover over-allotments. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000. BTIG, LLC acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-292465). The Securities and Exchange Commission declared the registration statements effective on February 19, 2026.

Simultaneously with the closing of the IPO, the Company consummated the sale of 695,000 Private Placement Units to the Sponsor and BTIG, LLC, the representative of the underwriter, at $10.00 per Unit, generating gross proceeds of $6,950,000. Each Private Placement Unit consists of one Class A ordinary share and one-third of one redeemable warrant. Each whole Private Placement Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering, except that, so long as they are held by the Sponsor, BTIG, LLC, or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination.

Of the gross proceeds received from the initial public offering and the proceeds of the sale of the Private Placement Units, an aggregate of $230,000,000 was placed in the trust account.

We incurred a total transaction cost of $13,314,254, consisting of $4,600,000 of cash underwriting fee, $8,050,000 of deferred underwriting fee, and $664,254 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated February 18, 2026, between the Company and BTIG, LLC. (1)
3.1	Amended and Restated Memorandum and Articles of Association of the Company. (1)
4.1	Warrant Agreement, dated February 18, 2026, between the Company and Continental Stock Transfer & Trust Company. (1)
10.1	Letter Agreement, dated February 18, 2026, among the Company, its directors and officers and Abony Sponsor I LLC. (1)
10.2	Investment Management Trust Agreement, dated February 18, 2026, between the Company and Continental Stock Transfer & Trust Company. (1)
10.3	Registration Rights Agreement, dated February 18, 2026, among the Company, Abony Sponsor I LLC and the holders signatory thereto. (1)
10.4	Private Placement Units Purchase Agreement, dated February 18, 2026, between the Company and Abony Sponsor I LLC. (1)
10.5	Private Placement Units Purchase Agreement, dated February 18, 2026, between the Company and BTIG, LLC. (1)
10.6	Services Agreement, dated February 18, 2026, between the Company, Abony Sponsor I LLC, and Leo Kofman. (1)
10.7	Form of Indemnity Agreement (incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-292465), filed with the SEC on January 28, 2026). (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 20, 2026 and incorporated by reference herein.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Exchange Act nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABONY ACQUISITION CORP. I

Date: May 11, 2026	By:	/s/ Lorne Abony
	Name:	Lorne Abony
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2026	By:	/s/ Leo Kofman
	Name:	Leo Kofman
	Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)