Form 10-Q
period 2026-06-30
Abony Acquisition Corp. I
filed 2026-08-11
CIK 2099906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 10, 2026, there were 23,695,000 Class A ordinary shares issued and outstanding, including 23,000,000 Class A ordinary shares included in the Units sold in the Initial Public Offering and 695,000 Class A ordinary shares included in the Private Placement Units, and 7,666,667 Class B ordinary shares issued and outstanding.

ABONY ACQUISITION CORP. I

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ABONY ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Current Assets
Cash	$1,174,280	$—
Prepaid expenses	52,807	40,000
Prepaid insurance	60,312	—
Total Current Assets	1,287,399	40,000
Deferred offering costs	—	351,275
Prepaid insurance – long term	38,054	—
Investments held in Trust Account	232,871,546	—
Total Assets	$234,196,999	$391,275
Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit:
Current Liabilities
Accounts payable and accrued expenses	$18,000	$33,875
Accrued offering costs	75,000	307,325
Promissory note – related party	—	124,790
Total Current Liabilities	93,000	465,990
Deferred legal fee	104,231	—
Deferred underwriting fee payable	8,050,000	—
Total Liabilities	8,247,231	465,990

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 and no shares at redemption value of $10.12 and $0 per share at June 30, 2026 and December 31, 2025, respectively	232,871,546	—

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 695,000 and no shares issued and outstanding (excluding 23,000,000 and no shares subject to possible redemption) at June 30, 2026 and December 31, 2025, respectively	70	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,666,667 shares issued and outstanding at June 30, 2026 and December 31, 2025(1)	767	767
Additional paid-in capital	—	24,233
Accumulated deficit	(6,922,615)	(99,715)
Total Shareholders’ Deficit	(6,921,778)	(74,715)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$234,196,999	$391,275

(1)	Includes up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. In December 2025, the Company issued additional 1,916,667 founder shares through a share capitalization resulting in the Sponsor holding 7,666,667 founder shares in the aggregate. All share and per-share data have been retrospectively presented (see Note 5 and Note 7). On February 20, 2026, the underwriters exercised their over-allotment option in full and was settled as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 1,000,000 founder shares are no longer subject to forfeiture by the Sponsor (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ABONY ACQUISITION CORP. I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2026	2026
Formation, general and administrative costs	$200,502	$482,809
Loss from operations	(200,502)	(482,809)

Other income:
Interest earned on investments held in Trust Account	2,043,160	2,871,546
Total other income	2,043,160	2,871,546

Net income	$1,842,658	$2,388,737

Basic weighted average Class A ordinary shares outstanding	23,695,000	17,018,508

Basic net income per Class A ordinary share	$0.06	$0.10

Diluted weighted average Class A ordinary shares outstanding	23,695,000	17,018,508

Diluted net income per Class A ordinary share	$0.06	$0.10

Basic weighted average Class B ordinary shares outstanding (1)	7,666,667	7,384,899

Basic net income per Class B ordinary share	$0.06	$0.10

Diluted weighted average Class B ordinary shares outstanding (1)	7,666,667	7,666,667

Diluted net income per Class B ordinary share	$0.06	$0.10

(1)	Includes up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On February 20, 2026, the underwriters exercised their over-allotment option in full and was settled as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 1,000,000 founder shares are no longer subject to forfeiture by the Sponsor (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ABONY ACQUISITION CORP. I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

 FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	—	$—	7,666,667	$767	$24,233	$(99,715)	$(74,715)

Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(9,374,554)	(7,168,477)	(16,543,031)

Sale of Private Placement Units	695,000	70	—	—	6,949,930	—	6,950,000

Fair value of Public Warrants at issuance	—	—	—	—	2,568,333	—	2,568,333

Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(167,942)	—	(167,942)

Net income	—	—	—	—	—	546,079	546,079

Balance – March 31, 2026 (unaudited)	695,000	70	7,666,667	767	—	(6,722,113)	(6,721,276)

Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,043,160)	(2,043,160)

Net income	—	—	—	—	—	1,842,658	1,842,658

Balance – June 30, 2026 (unaudited)	695,000	$70	7,666,667	$767	$—	$(6,922,615)	$(6,921,778)

(1)	Includes up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. In December 2025, the Company issued additional 1,916,667 founder shares through a share capitalization resulting in the Sponsor holding 7,666,667 founder shares in the aggregate. All share and per-share data have been retrospectively presented (see Note 5 and Note 7). On February 20, 2026, the underwriters exercised their over-allotment option in full and was settled as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 1,000,000 founder shares are no longer subject to forfeiture by the Sponsor (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ABONY ACQUISITION CORP. I

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$2,388,737
Adjustments to reconcile net income to net cash used in operating activities:
Payment of operation costs through promissory note	29,799
Interest earned on investments held in Trust Account	(2,871,546)
Changes in operating assets and liabilities:
Prepaid expenses	24,693
Prepaid insurance	(60,312)
Prepaid insurance – long term	(38,054)
Accounts payable and accrued expenses	(15,875)
Deferred legal fee	70,148
Net cash used in operating activities	(472,410)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	225,400,000
Proceeds from sale of Private Placement Units	6,950,000
Repayment of promissory note – related party	(302,954)
Payment of offering costs	(400,356)
Net cash provided by financing activities	231,646,690

Net Change in Cash	1,174,280
Cash – Beginning of period	—
Cash – End of period	$1,174,280

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$71,835
Offering costs included in deferred legal fee	$34,083
Offering costs paid through promissory note – related party	$70,865
Prepaid expenses paid through promissory note – related party	$37,500
Deferred underwriting fee payable	$8,050,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ABONY ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company has not commenced any operations. All activity for the period from November 13, 2025 (inception) through June 30, 2026 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

ABONY ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 1 — Organization and Business Operations (cont.)

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

ABONY ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 1 — Organization and Business Operations (cont.)

The Sponsor, officers and directors (“Initial Shareholders”) entered into a letter agreement with the Company, pursuant to which they agreed to waive their redemption rights with respect to any shares held by them in connection with the completion of an initial Business Combination. Additionally, the Sponsor, officers and directors agreed to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and Private Placement Shares if the Company fails to complete an initial Business Combination within the prescribed time frame, although they will be entitled to liquidating distributions from assets outside the Trust Account. If the Company does not complete the initial Business Combination within the prescribed time frame, the Private Placement Units (and the securities comprising such units) will be worthless. Furthermore, the Initial Shareholders agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of (i) six months after the completion of the initial Business Combination or (ii) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, (1) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the shareholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the lock-up. The Private Placement Units (including the securities comprising such units and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable until 30 days following the completion of the initial Business Combination. Because each of the officers and directors will own ordinary shares or units directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate an initial Business Combination.

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, the Company had $1,174,280 in cash and had working capital of $1,194,399.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into private units at a price of $10.00 per unit. Such private units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2026, there were no Working Capital Loans outstanding.

ABONY ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 19, 2026, the Company’s Current Report on Form 8-K, as filed with the SEC on February 27, 2026, as well as the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 27, 2026. The interim results for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any future periods.

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

ABONY ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 2 — Significant Accounting Policies (cont.)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,174,280 and $0 in cash as of June 30, 2026 and December 31, 2025, respectively, and no cash equivalents.

Investments Held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account amounted to $232,871,546 and $0, respectively. As of June 30, 2026, the assets held in the Trust Account are held in money market funds which are invested primarily in U.S. treasury securities. Investments in money market funds are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Interest and dividends earned from investments in these securities are included in the accompanying unaudited condensed statements of operations.

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

ABONY ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 2 — Significant Accounting Policies (cont.)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature, except for warrants; see Note 8 for more information.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

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

ABONY ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 2 — Significant Accounting Policies (cont.)

Warrant Instruments

The Company accounts for the Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their relative fair values.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and then to accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(2,568,333)
Public Shares issuance costs	(13,146,312)
Plus:
Accretion of Class A ordinary shares to redemption amount	16,543,031
Class A ordinary shares subject to possible redemption, March 31, 2026	230,828,386
Plus:
Accretion of Class A ordinary shares to redemption amount	2,043,160
Class A ordinary shares subject to possible redemption, June 30, 2026	$232,871,546

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

ABONY ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 2 — Significant Accounting Policies (cont.)

Net Income per Ordinary Share (cont.)

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026		June 30, 2026
	Class A	Class B	Class A	Class B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Basic net income per ordinary share:
Numerator:
Allocation of net income	$1,392,202	$450,456	$1,665,863	$722,874
Denominator:
Weighted-average shares outstanding	23,695,000	7,666,667	17,018,508	7,384,899
Basic net income per ordinary share	$0.06	$0.06	$0.10	$0.10

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026		June 30, 2026
	Class A	Class B	Class A	Class B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Diluted net income per ordinary share:
Numerator:
Allocation of net income	$1,392,202	$450,456	$1,646,848	$741,889
Denominator:
Weighted-average shares outstanding	23,695,000	7,666,667	17,018,508	7,666,667
Diluted net income per ordinary share	$0.06	$0.06	$0.10	$0.10

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

ABONY ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

Warrants — There are 7,666,667 Public Warrants and 231,667 Private Placement Warrants currently outstanding. Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

Under the terms of the warrant agreement, the Company agreed that, as soon as practicable, but in no event later than 20 business days after the closing of its Business Combination, it will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the Initial Public Offering or a new registration statement on Form S-1, Form S-3, Form F-1, or Form F-3, as applicable, covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the Warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the Company’s initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the Warrants until the expiration of the Warrants in accordance with the provisions of the warrant agreement. If a registration statement on Form S-1, Form S-3, Form F-1, or Form F-3, as applicable, covering the Class A ordinary shares issuable upon exercise of the Warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

ABONY ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 3 — Initial Public Offering (cont.)

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

ABONY ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 4 — Private Placement (cont.)

The Sponsor, officers and directors entered into a letter agreement with the Company, pursuant to which they agreed to (i) waive their redemption rights with respect to any shares held by them in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to any shares held by them in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and Private Placement Shares if the Company fails to complete an initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete an initial Business Combination within the prescribed time frame and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares and Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of the initial Business Combination.

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

On January 26, 2026, the Sponsor granted membership interest equivalent to the aggregate of 175,000 founder shares to independent directors and an officer. All granted membership interests are in exchange for their services as directors and officer through the Company’s initial Business Combination. The transfer of founder shares to the independent directors and officer is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 175,000 founder shares equivalents granted to the directors and officer was $459,550 or approximately $2.63 per share. The Company established the initial fair value founder shares on January 26, 2026, using a calculation prepared by a third party valuation team which takes into consideration the implied share price of $9.88 and probability of de-SPAC and instrument-specific market adjustment of 26.6%. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of founder shares that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the transfer of founder shares. As of June 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

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

ABONY ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

 Note 5 — Related Party Transactions (cont.)

Promissory Note — Related Party

The Sponsor has agreed to loan the Company an aggregate of up to $400,000 to be used for a portion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note is non-interest bearing, unsecured and due at the earlier of (i) October 31, 2026 or (ii) the closing of the Initial Public Offering. As of December 31, 2025, the Company had outstanding borrowings of $124,790 under the Promissory Note. As of February 20, 2026, there was $302,954 outstanding under the Promissory Note, which was fully settled simultaneously with the closing of the Initial Public Offering. Borrowings under the Promissory Note are no longer available.

Reimbursements to Officers

For the three and six months ended June 30, 2026, the Company incurred and paid $1,731 and $39,182, respectively, for the services of the Chief Financial Officer and Chief Executive Officer, reimbursable office and travel expenses, and for office space and administrative support. These expenses are included in formation, general and administrative costs on the unaudited condensed statements of operations.

Administrative Services Agreement

Commencing on the effective date of the securities of the Company are first listed, February 18, 2026, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $25,000 per month for the services of the Chief Financial Officer and Chief Operating Officer, and for office space and administrative support. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying the $25,000 per month fee. For the three and six months ended June 30, 2026, the Company incurred and paid $75,000 and $125,000, respectively, in fees for these services. These expenses are included in formation, general and administrative costs on the unaudited condensed statements of operations.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required on a non-interest basis. If the Company completes an initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Note 6 — Commitments and Contingencies

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the military escalations between the United States and Iran, the ongoing Russia-Ukraine conflict and other similar geopolitical conflicts. Ongoing military escalation between the United States and Iran has heightened risks to critical infrastructure, shipping routes, and energy supplies. Any further deterioration could drive sustained increases in oil prices, disrupt global trade, contribute to macroeconomic instability, and materially heighten the risk of a global recession. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

ABONY ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 6 — Commitments and Contingencies (cont.)

Risks and Uncertainties (cont.)

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act. FASB ASC 740, “Income Taxes,” requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of the new law. However, none of the tax provisions are expected to have a significant impact on the Company’s unaudited condensed financial statements.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from these geopolitical conditions could reduce the pool of viable attractive target candidates for an initial Business Combination, the military escalations between the United States and Iran, the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

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

Additionally, the underwriters are entitled to a deferred underwriting discount of 3.50% of the gross proceeds of the Initial Public Offering held in the Trust Account or $8,050,000, payable to BTIG, LLC was deposited in the Trust Account and will be released to BTIG, LLC only upon the completion of an initial Business Combination. The deferred underwriting commissions are payable as follows: (i) $0.20 per Unit sold in the Initial Public Offering is paid to BTIG, LLC in cash upon the closing of the initial Business Combination and (ii) $0.15 per Unit sold in the Initial Public Offering is payable to BTIG, LLC in cash, based on the funds remaining in the Trust Account after giving effect to Public Shares that are redeemed in connection with an initial Business Combination.

Deferred Legal Fee

As of June 30, 2026, the Company had a total of $104,231 of deferred legal fees incurred to be paid to the Company’s legal advisors upon consummation of the Business Combination. As of December 31, 2025, there were no deferred legal fees payable. The deferred fees are classified as a non-current liability in the accompanying condensed balance sheets.

ABONY ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2026, there were 695,000 of Class A ordinary shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption). At December 31, 2025, there were no Class A ordinary shares issued and outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. At June 30, 2026 and December 31, 2025, there were 7,666,667 Class B ordinary shares issued and outstanding, of which an aggregate of up to 1,000,000 Class B ordinary shares are subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. As a result of the underwriters’ election to fully exercise their over-allotment option on February 20, 2026, 1,000,000 founder shares are no longer subject to forfeiture by the Sponsor.

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

JUNE 30, 2026

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

At June 30, 2026, assets held in the Trust Account were comprised of $232,871,546 in money market funds which are invested primarily in U.S. Treasury Securities. Through June 30, 2026, the Company did not withdraw interest earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026	December 31, 2025
Assets:
Investments held in Trust Account	1	$232,871,546	$—

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

Note 9 — Segment Information

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

ABONY ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 9 — Segment Information (cont.)

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	June 30, 2026	December 31, 2025
Investments held in Trust Account	$232,871,546	$—
Cash	$1,174,280	$—

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2026	2026
Formation, general and administrative costs	$200,502	$482,809
Interest earned on investments held in Trust Account	$2,043,160	$2,871,546

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement.

The CODM reviews formation, general and administrative costs to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews formation, general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general and administrative costs, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the unaudited condensed statements of operations and described within their respective disclosures.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date and through the date that the unaudited condensed financial statements are issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 13, 2025 (inception) through June 30, 2026 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on cash held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $1,842,658, which consists of interest earned on investments held in Trust Account of $2,043,160, offset by formation, general and administrative costs of $200,502.

For the six months ended June 30, 2026, we had a net income of $2,388,737, which consists of interest earned on investments held in Trust Account of $2,871,546, offset by formation, general and administrative costs of $482,809.

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

Following the closing of the Initial Public Offering, on February 20, 2026, an amount of $230,000,000 ($10.00 per unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Units, which amount includes $8,050,000 of the underwriters’ deferred commission, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

We incurred $13,314,254, consisting of $4,600,000 of cash underwriting fee, $8,050,000 of deferred underwriting fee, and $664,254 of other offering costs.

For the six months ended June 30, 2026, net cash used in operating activities was $472,410. Net income of $2,388,737 was affected by payment of operation costs through promissory note of $29,799 and interest earned on investments held in in Trust Account of $2,871,546. Changes in operating assets and liabilities used $19,400 of cash from operating activities.

As of June 30, 2026, we had investments held in the Trust Account of $232,871,546 (including $2,871,546 of interest income). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $1,174,280. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of the working capital loans may be converted upon completion of a Business Combination into private units at a price of $10.00 per unit. The units would be identical to the Private Placement Units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination, are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Additionally, the underwriters are entitled to a deferred underwriting discount of 3.50% of the gross proceeds of the Initial Public Offering held in the Trust Account or $8,050,000, payable to BTIG, LLC was deposited in the Trust Account and will be released to BTIG, LLC only upon the completion of an initial Business Combination. The deferred underwriting commissions are payable as follows: (i) $0.20 per Unit sold in the Initial Public Offering is paid to BTIG in cash upon the closing of the initial Business Combination and (ii) $0.15 per Unit sold in the Initial Public Offering is payable to BTIG, LLC in cash, based on the funds remaining in the Trust Account after giving effect to Public Shares that are redeemed in connection with an initial Business Combination.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarterly period ended June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering, except that, so long as they are held by the Sponsor, BTIG, LLC, or their permitted transferees, the Private Placement Warrants may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated February 18, 2026, between the Company and BTIG, LLC. (1)
3.1	Amended and Restated Memorandum and Articles of Association of the Company. (1)
4.1	Warrant Agreement, dated February 18, 2026, between the Company and Continental Stock Transfer & Trust Company. (1)
10.1	Letter Agreement, dated February 18, 2026, among the Company, its directors and officers and Abony Sponsor I LLC. (1)
10.2	Investment Management Trust Agreement, dated February 18, 2026, between the Company and Continental Stock Transfer & Trust Company. (1)
10.3	Registration Rights Agreement, dated February 18, 2026, among the Company, Abony Sponsor I LLC and the holders signatory thereto. (1)
10.4	Private Placement Units Purchase Agreement, dated February 18, 2026, between the Company and Abony Sponsor I LLC. (1)
10.5	Private Placement Units Purchase Agreement, dated February 18, 2026, between the Company and BTIG, LLC. (1)
10.6	Services Agreement, dated February 18, 2026, between the Company, Abony Sponsor I LLC, and Leo Kofman. (1)
10.7	Form of Indemnity Agreement (incorporated by reference to an exhibit to the Registrant's Form S-1 (File No. 333-292465), filed with the SEC on January 28, 2026). (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 20, 2026 and incorporated by reference herein.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Exchange Act nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABONY ACQUISITION CORP. I

Date: August 11, 2026	By:	/s/ Lorne Abony
	Name:	Lorne Abony
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2026	By:	/s/ Leo Kofman
	Name:	Leo Kofman
	Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)