Form 10-Q
period 2026-09-30
Abony Acquisition Corp. I
filed 2026-11-10
CIK 2099906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 6, 2026, there were 23,695,000 Class A ordinary shares issued and outstanding, including 23,000,000 Class A ordinary shares included in the Units sold in the Initial Public Offering and 695,000 Class A ordinary shares included in the Private Placement Units, and 7,666,667 Class B ordinary shares issued and outstanding.

ABONY ACQUISITION CORP. I

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ABONY ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Current Assets
Cash	$1,019,820	$—
Prepaid expenses	25,181	40,000
Prepaid insurance	60,312	—
Total Current Assets	1,105,313	40,000
Deferred offering costs	—	351,275
Prepaid insurance – long term	22,976	—
Investments held in Trust Account	234,999,382	—
Total Assets	$236,127,671	$391,275
Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit:
Current Liabilities
Accrued expenses	$—	$33,875
Accrued offering costs	75,000	307,325
Promissory note – related party	—	124,790
Total Current Liabilities	75,000	465,990
Deferred legal fees	118,044	—
Deferred underwriting fee payable	8,050,000	—
Total Liabilities	8,243,044	465,990

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 and no shares at redemption value of approximately $10.22 and $0 per share at September 30, 2026 and December 31, 2025, respectively	234,999,382	—

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 695,000 and no shares issued and outstanding (excluding 23,000,000 and no shares subject to possible redemption) at September 30, 2026 and December 31, 2025, respectively	70	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,666,667 shares issued and outstanding at September 30, 2026 and December 31, 2025(1)	767	767
Additional paid-in capital	—	24,233
Accumulated deficit	(7,115,592)	(99,715)
Total Shareholders’ Deficit	(7,114,755)	(74,715)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$236,127,671	$391,275

(1)	Includes up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. In December 2025, the Company issued an additional 1,916,667 founder shares through a share capitalization resulting in the Sponsor holding 7,666,667 founder shares in the aggregate. All share and per-share data has been retrospectively presented (see Note 5 and Note 7). On February 20, 2026, the underwriters exercised their over-allotment option in full and was settled as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 1,000,000 founder shares are no longer subject to forfeiture by the Sponsor (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ABONY ACQUISITION CORP. I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2026	2026
Formation, general and administrative costs	$192,977	$675,786
Loss from operations	(192,977)	(675,786)

Other income:
Interest earned on investments held in Trust Account	2,127,836	4,999,382
Total other income	2,127,836	4,999,382

Net income	$1,934,859	$4,323,596

Basic weighted average Class A ordinary shares outstanding	23,695,000	19,268,462

Basic net income per Class A ordinary share	$0.06	$0.16

Diluted weighted average Class A ordinary shares outstanding	23,695,000	19,268,462

Diluted net income per Class A ordinary share	$0.06	$0.16

Basic weighted average Class B ordinary shares outstanding (1)	7,666,667	7,479,854

Basic net income per Class B ordinary share	$0.06	$0.16

Diluted weighted average Class B ordinary shares outstanding (1)	7,666,667	7,666,667

Diluted net income per Class B ordinary share	$0.06	$0.16

(1)	Includes up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On February 20, 2026, the underwriters exercised their over-allotment option in full and was settled as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 1,000,000 founder shares are no longer subject to forfeiture by the Sponsor (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ABONY ACQUISITION CORP. I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	—	$—	7,666,667	$767	$24,233	$(99,715)	$(74,715)

Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(9,374,554)	(7,168,477)	(16,543,031)

Sale of Private Placement Units	695,000	70	—	—	6,949,930	—	6,950,000

Fair value of Public Warrants at issuance	—	—	—	—	2,568,333	—	2,568,333

Allocated value of transaction costs to Public Warrants and Private Placement Units	—	—	—	—	(167,942)	—	(167,942)

Net income	—	—	—	—	—	546,079	546,079

Balance – March 31, 2026 (unaudited)	695,000	70	7,666,667	767	—	(6,722,113)	(6,721,276)

Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,043,160)	(2,043,160)

Net income	—	—	—	—	—	1,842,658	1,842,658

Balance – June 30, 2026 (unaudited)	695,000	70	7,666,667	767	—	(6,922,615)	(6,921,778)

Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,127,836)	(2,127,836)

Net income	—	—	—	—	—	1,934,859	1,934,859

Balance – September 30, 2026 (unaudited)	695,000	$70	7,666,667	$767	$—	$(7,115,592)	$(7,114,755)

(1)	Includes up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. In December 2025, the Company issued an additional 1,916,667 founder shares through a share capitalization resulting in the Sponsor holding 7,666,667 founder shares in the aggregate. All share and per-share data has been retrospectively presented (see Note 5 and Note 7). On February 20, 2026, the underwriters exercised their over-allotment option in full and was settled as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 1,000,000 founder shares are no longer subject to forfeiture by the Sponsor (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ABONY ACQUISITION CORP. I

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$4,323,596
Adjustments to reconcile net income to net cash used in operating activities:
Payment of operation costs through promissory note	29,799
Interest earned on investments held in Trust Account	(4,999,382)
Changes in operating assets and liabilities:
Prepaid expenses	52,319
Prepaid insurance	(60,312)
Prepaid insurance – long term	(22,976)
Accrued expenses	(33,875)
Deferred legal fees	83,961
Net cash used in operating activities	(626,870)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	225,400,000
Proceeds from sale of Private Placement Units	6,950,000
Repayment of promissory note – related party	(302,954)
Payment of offering costs	(400,356)
Net cash provided by financing activities	231,646,690

Net Change in Cash	1,019,820
Cash – Beginning of period	—
Cash – End of period	$1,019,820

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$71,835
Offering costs included in deferred legal fees	$34,083
Offering costs paid through promissory note – related party	$70,865
Prepaid expenses paid through promissory note – related party	$37,500
Deferred underwriting fee payable	$8,050,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ABONY ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Note 1 — Organization and Business Operations

Abony Acquisition Corp. I (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on November 13, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target, and the Company has not, nor has anyone on its behalf, entered into any definitive agreements with any Business Combination target with respect to an initial Business Combination with the Company.

As of September 30, 2026, the Company has not commenced any operations. All activity for the period from November 13, 2025 (inception) through September 30, 2026 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2026

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

SEPTEMBER 30, 2026

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2026, the Company had $1,019,820 in cash and working capital of $1,030,313.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into private units at a price of $10.00 per unit. Such private units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2026, there were no Working Capital Loans outstanding.

ABONY ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Note 1 — Organization and Business Operations (cont.)

Liquidity, Capital Resources and Going Concern (cont.)

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the Completion Window to complete the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company for one year from the date of issuance of the unaudited condensed financial statements.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 19, 2026, the Company’s Current Report on Form 8-K, as filed with the SEC on February 27, 2026, as well as the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 27, 2026. The interim results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any future periods.

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

SEPTEMBER 30, 2026

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates. As of September 30, 2026, the Company’s significant accounting estimate relates to the fair value of the Public Warrants (see Note 8).

Cash and Cash Equivalents

The Company considers all short-term investments held outside the Trust Account with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,019,820 and $0 in cash as of September 30, 2026 and December 31, 2025, respectively, and no cash equivalents.

Investments Held in Trust Account

As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account amounted to $234,999,382 and $0, respectively. As of September 30, 2026, the assets held in the Trust Account are held in money market funds which are invested primarily in U.S. treasury securities. Investments in money market funds are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Interest and dividends earned from investments in these securities are included in the accompanying unaudited condensed statements of operations.

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

SEPTEMBER 30, 2026

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

The U.S. federal income tax consequences of a potential redemption of Class A ordinary shares are discussed in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 27, 2026.

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

SEPTEMBER 30, 2026

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and then to accumulated deficit. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(2,568,333)
Public Shares issuance costs	(13,146,312)
Plus:
Accretion of Class A ordinary shares to redemption amount	16,543,031
Class A ordinary shares subject to possible redemption, March 31, 2026	230,828,386
Plus:
Accretion of Class A ordinary shares to redemption amount	2,043,160
Class A ordinary shares subject to possible redemption, June 30, 2026	232,871,546
Plus:
Accretion of Class A ordinary shares to redemption amount	2,127,836
Class A ordinary shares subject to possible redemption, September 30, 2026	$234,999,382

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

ABONY ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Note 2 — Significant Accounting Policies (cont.)

Net Income per Ordinary Share (cont.)

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026		September 30, 2026
	Class A	Class B	Class A	Class B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Basic net income per ordinary share:
Numerator:
Allocation of net income	$1,461,864	$472,995	$3,114,553	$1,209,043
Denominator:
Basic weighted-average shares outstanding	23,695,000	7,666,667	19,268,462	7,479,854
Basic net income per ordinary share	$0.06	$0.06	$0.16	$0.16

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026		September 30, 2026
	Class A	Class B	Class A	Class B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Diluted net income per ordinary share:
Numerator:
Allocation of net income	$1,461,864	$472,995	$3,092,951	$1,230,645
Denominator:
Diluted weighted-average shares outstanding	23,695,000	7,666,667	19,268,462	7,666,667
Diluted net income per ordinary share	$0.06	$0.06	$0.16	$0.16

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2024-03 on its unaudited condensed consolidated financial statements and related disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

ABONY ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

SEPTEMBER 30, 2026

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

SEPTEMBER 30, 2026

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

On January 26, 2026, the Sponsor granted membership interest equivalent to the aggregate of 175,000 founder shares to independent directors and an officer. All granted membership interests are in exchange for their services as directors and officer through the Company’s initial Business Combination. The transfer of founder shares to the independent directors and officer is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 175,000 founder share equivalents granted to the directors and officer was $459,550 or approximately $2.63 per share. The Company established the initial fair value of the founder shares on January 26, 2026, using a calculation prepared by a third party valuation team which takes into consideration the implied share price of $9.88 and probability of de-SPAC and instrument-specific market adjustment of 26.6%. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of founder shares that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the transfer of founder shares. As of September 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

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

SEPTEMBER 30, 2026

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

Reimbursements to Officers and Directors

For the three and nine months ended September 30, 2026, the Company incurred and paid $5,706 and $44,888, respectively, for the services of the Chief Financial Officer and Chief Executive Officer and for office space and administrative support prior to the administrative services agreement commencement as described below, and reimbursable office and travel expenses. These expenses are included in formation, general and administrative costs on the unaudited condensed statements of operations.

Administrative Services Agreement

Commencing on February 18, 2026, the date the securities of the Company were first listed, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $25,000 per month for the services of the Chief Financial Officer and Chief Operating Officer, and for office space and administrative support. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying the $25,000 per month fee. For the three and nine months ended September 30, 2026, the Company incurred and paid $75,000 and $200,000, respectively, in fees for these services. These expenses are included in formation, general and administrative costs on the unaudited condensed statements of operations.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required on a non-interest basis. If the Company completes an initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

SEPTEMBER 30, 2026

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

Registration Rights

The holders of the (i) founder shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Placement Units (and the securities comprising such units and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) which were issued in a private placement simultaneously with the closing of the Initial Public Offering and (iii) Private Placement Units (and the securities comprising such units and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) that may be issued upon conversion of Working Capital Loans have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of an initial Business Combination pursuant to a registration rights agreement signed on February 18, 2026.

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

Additionally, the underwriters are entitled to a deferred underwriting discount of 3.50% of the gross proceeds of the Initial Public Offering held in the Trust Account or $8,050,000, payable to BTIG, LLC, was deposited in the Trust Account and will be released to BTIG, LLC only upon the completion of an initial Business Combination. The deferred underwriting commissions are payable as follows: (i) $0.20 per Unit sold in the Initial Public Offering is payable to BTIG, LLC in cash upon the closing of the initial Business Combination and (ii) $0.15 per Unit sold in the Initial Public Offering is payable to BTIG, LLC in cash, based on the funds remaining in the Trust Account after giving effect to Public Shares that are redeemed in connection with an initial Business Combination.

Deferred Legal Fees

As of September 30, 2026, the Company incurred a total of $118,044 of deferred legal fees to be paid to the Company’s legal advisors upon consummation of the Business Combination. As of December 31, 2025, there were no deferred legal fees payable. The deferred legal fees are classified as a non-current liability in the accompanying condensed balance sheets.

ABONY ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2026, there were 695,000 of Class A ordinary shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption). At December 31, 2025, there were no Class A ordinary shares issued and outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. At September 30, 2026 and December 31, 2025, there were 7,666,667 Class B ordinary shares issued and outstanding, of which an aggregate of up to 1,000,000 Class B ordinary shares were subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. As a result of the underwriters’ election to fully exercise their over-allotment option on February 20, 2026, 1,000,000 founder shares are no longer subject to forfeiture by the Sponsor.

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

ABONY ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Note 7 — Shareholders’ Deficit (cont.)

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

At September 30, 2026, assets held in the Trust Account were comprised of $234,999,382 in money market funds which are invested primarily in U.S. Treasury Securities. Through September 30, 2026, the Company did not withdraw interest earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026	December 31, 2025
Assets:
Investments held in Trust Account – Money market funds	1	$234,999,382	$—

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

ABONY ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

	September 30, 2026	December 31, 2025
Investments held in Trust Account	$234,999,382	$—
Cash	$1,019,820	$—

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2026	2026
Formation, general and administrative costs	$192,977	$675,786
Interest earned on investments held in Trust Account	$2,127,836	$4,999,382

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

Overview

We are a blank check company incorporated in the Cayman Islands on November 13, 2025, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses. We have not selected any specific Business Combination target, and we have not, nor has anyone on our behalf, entered into any definitive agreements with any Business Combination target with respect to an initial Business Combination with us. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 13, 2025 (inception) through September 30, 2026 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on cash held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $1,934,859, which consists of interest earned on investments held in Trust Account of $2,127,836, offset by formation, general and administrative costs of $192,977.

For the nine months ended September 30, 2026, we had a net income of $4,323,596, which consists of interest earned on investments held in Trust Account of $4,999,382, offset by formation, general and administrative costs of $675,786.

Liquidity and Capital Resources

On February 20, 2026, we consummated our Initial Public Offering, which consisted of 23,000,000 Units, including the exercise in full by the underwriter of an option to purchase up to 3,000,000 Units at the offering price to cover over-allotments. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 695,000 Private Placement Units to the Sponsor and BTIG, LLC, the representative of the underwriter, at $10.00 per Unit, generating gross proceeds of $6,950,000.

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

For the nine months ended September 30, 2026, net cash used in operating activities was $626,870. Net income of $4,323,596 was affected by payment of operation costs through promissory note of $29,799 and interest earned on investments held in Trust Account of $4,999,382. Changes in operating assets and liabilities provided $19,117 of cash from operating activities.

As of September 30, 2026, we had investments held in the Trust Account consisting of $234,999,382 money market funds (including $4,999,382 of interest income). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $1,019,820. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Administrative Services Agreement

Commencing on February 18, 2026, the date the securities of the Company were first listed, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $25,000 per month for the services of the Chief Financial Officer and Chief Operating Officer, and for office space and administrative support. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying the $25,000 per month fee.

Underwriting Agreement

The underwriters were paid a cash underwriting discount of 2.00% of the gross proceeds of the Units offered in the Initial Public Offering, or $4,600,000 upon the closing of the Initial Public Offering.

Additionally, the underwriters are entitled to a deferred underwriting discount of 3.50% of the gross proceeds of the Initial Public Offering held in the Trust Account or $8,050,000, payable to BTIG, LLC, was deposited in the Trust Account and will be released to BTIG, LLC only upon the completion of an initial Business Combination. The deferred underwriting commissions are payable as follows: (i) $0.20 per Unit sold in the Initial Public Offering is payable to BTIG, LLC in cash upon the closing of the initial Business Combination and (ii) $0.15 per Unit sold in the Initial Public Offering is payable to BTIG, LLC in cash, based on the funds remaining in the Trust Account after giving effect to Public Shares that are redeemed in connection with an initial Business Combination.

Deferred Legal Fees

As of September 30, 2026, the Company incurred a total of $118,044 of deferred legal fees to be paid to the Company’s legal advisors upon consummation of the Business Combination. As of December 31, 2025, there were no deferred legal fees payable. The deferred legal fees are classified as a non-current liability in the accompanying condensed balance sheets.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026, our critical accounting estimate relates to the fair value of the Public Warrants as disclosed in the accompanying unaudited condensed financial statements.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of ASU 2024-03 on our unaudited condensed consolidated financial statements and related disclosures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarterly period ended September 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 20, 2026, we consummated our Initial Public Offering, which consisted of 23,000,000 Units, including the exercise in full by the underwriter of an option to purchase up to 3,000,000 Units at the offering price to cover over-allotments. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $230,000,000. BTIG, LLC acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-292465). The Securities and Exchange Commission declared the registration statements effective on January 30, 2026.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 695,000 Private Placement Units to the Sponsor and BTIG, LLC, the representative of the underwriter, at $10.00 per Unit, generating gross proceeds of $6,950,000. Each Private Placement Unit consists of one Class A ordinary share and one-third of one redeemable warrant. Each whole Private Placement Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

ABONY ACQUISITION CORP. I

Date: November 9, 2026	By:	/s/ Lorne Abony
	Name:	Lorne Abony
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2026	By:	/s/ Leo Kofman
	Name:	Leo Kofman
	Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)